Form 10-K
period 1993-12-31
WILLCOX & GIBBS INC
filed 1994-03-31
CIK 107203

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                                ---------------

               /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1993

             / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM       TO
          COMMISSION FILE NUMBER 1-5731

                            ------------------------

                             WILLCOX & GIBBS, INC.
               (Exact name of registrant as specified in charter)

       NEW YORK                    13-1474527
      (State of         (I.R.S. employer identification
    Incorporation)                    no.)
       530 FIFTH AVENUE, NEW YORK, NEW YORK 10036
        (Address of principal executive offices)
                      212-869-1800
                   (Telephone Number)

                            ------------------------

          Securities registered pursuant to Section 12(b) of the Act:

                  TITLE OF EACH CLASS                            NAME OF EACH EXCHANGE ON WHICH REGISTERED
- --------------------------------------------------------  --------------------------------------------------------
Common stock, par value $1 per share                      New York Stock Exchange, Inc.
                                                          The Pacific Stock Exchange, Incorporated
Preference stock purchase rights                          New York Stock Exchange, Inc.
                                                          The Pacific Stock Exchange, Incorporated
7% Convertible Subordinated Debentures                    New York Stock Exchange, Inc.
 Due 2014

    Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    As of March 1, 1994: 24,438,952 shares of Common Stock were outstanding; and the aggregate market value of shares held by non-affiliates was $115,717,769 (For these purposes, a reported closing market price of $8.125 per share on March 1, 1994 has been used and "affiliates" have been arbitrarily determined to be Rexel, S.A. (formerly known as Compagnie de Distribution de Materiel Electrique), International Technical Distributors, Inc. (see Item 1 of this Report) and all directors and officers, although the Company does not acknowledge that any such entity or person is actually an "affiliate" within the meaning of the federal securities laws.)

    Documents Incorporated By Reference: definitive proxy statement for 1994 Annual Meeting of Stockholders (Part III).

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

    Willcox & Gibbs, Inc. (the "Company" or "W&G") is a New York corporation that was incorporated in 1866. It is the fifth largest distributor of electrical parts and supplies in the United States, based on 1993 pro forma sales.

    During the last several years, the Company has undertaken a major restructuring. On April 22, 1992, the Company, Rexel, S.A. (formerly known as Compagnie de Distribution de Materiel Electrique) ("Rexel"), International
Technical  Distributors,  Inc.  ("ITD"),  a subsidiary  of  Rexel,  and Southern
Electric Supply Company, Inc. ("SES"), a subsidiary of ITD engaged in the distribution of electrical materials, entered into a Purchase Agreement (the "Purchase Agreement"). Pursuant to the Purchase Agreement, the Company issued to Rexel and ITD 6,284,301 shares of Company Common Stock in exchange for all of the stock of SES and approximately $10 million in cash. In addition, pursuant to the Purchase Agreement, the Company declared a dividend consisting of one share of common stock of the Company's subsidiary Worldtex, Inc. ("Worldtex") for each share of Company Common Stock outstanding on November 23, 1992 (the "Distribution"). In August 1992, the Company transferred to Worldtex all of the stock of the Company's subsidiaries engaged in the manufacture of covered elastic yarn.

    Also during 1992, the Company disposed of its data communications equipment distribution business, conducted by Data Net, Inc. and Dataspan Systems, Inc., and its Montrose Supply and Equipment Division, which distributed equipment to the knitting trade.

    In April 1993, the Company acquired Sacks Electrical Supply Co. ("Sacks"), a distributor of electrical supplies and components with three locations in Ohio, for $13,635,000. On December 17, 1993, the Company acquired Summers Group Inc. ("Summers") for $60,000,000 in cash and a $25,000,000 three year note issued to the seller, plus contingent consideration to be determined based on Summers' profits before interest and taxes for 1993 and 1994, subject to a maximum purchase price of $120,000,000. Summers is a distributor of electrical parts and supplies with locations principally in Texas, Oklahoma, Louisiana, California and Arkansas.

    The Company has also decided to sell its remaining apparel parts and supplies distribution business and has engaged an investment banking firm to seek a purchaser. Accordingly, this business is shown as a discontinued operation in the Company's Consolidated Financial Statements included elsewhere in this report.

    On March 1, 1994, the Company sold 3,491,280 newly-issued shares of Company Common Stock to Rexel for $31,421,520 in cash. In connection with that sale, the size of the Company's Board of Directors was reduced to nine and two additional nominees of Rexel became directors of the Company. As a result, five of the Company's nine current directors are nominees of Rexel.

ELECTRICAL DISTRIBUTION OPERATIONS

    The Company operates 170 electrical distribution centers in 18 states, principally in the southern tier of the United States. The Company conducts its electrical distribution operations through four principal divisions: the Consolidated Electric Supply group ("Consolidated"), Sacks, SES and Summers.

    Consolidated, which was acquired by the Company in January 1984, has been engaged in the wholesale distribution of electrical materials since 1947. Headquartered in Miami, Consolidated operates 61 distribution centers, of which 33 are located in Florida, 11 in Ohio, three in Delaware, two in Maryland, one in Washington, D.C., four in the Atlanta, Georgia area, six in Southern California and one in Freeport, Grand Bahamas. Thirty-four of the distribution centers have been added during the time the Company has owned Consolidated.

    Sacks, acquired by the Company in April 1993, distributes electrical materials through three locations in Ohio.

    SES, acquired by the Company in November 1992, is engaged in the wholesale distribution of electrical materials through 29 distribution centers in six states, consisting of six distribution centers in Alabama, seven in Florida, four in Louisiana, nine in Mississippi, two in Tennessee and one in Oklahoma.

    Summers, acquired by the Company in December 1993, distributes electrical materials through 79 locations in 10 states, consisting of thirty-six in Texas, eleven in Louisiana, eight in Oklahoma, eight in California, seven in Arkansas, four in Missouri, two in Arizona, and one in each of Colorado, Illinois and New Mexico. Unless otherwise expressly stated below, the statistical information discussed below concerning the Company's electrical distribution business does not include Summers' operations.

    Each of the Company's electrical distribution centers serves an area with approximately a 50 mile radius and specializes in serving the needs of small-to medium-sized electrical contractors engaged in construction work on plants, schools, utilities, office buildings, hotels, condominiums, town houses and single family homes. In 1993, the Company's electrical distribution subsidiaries served over 23,000 customers with no single customer accounting for more than 1.9% of total annual sales. The Company's ten largest customers in 1993 represented less than 6% of sales.

    Management believes that approximately 60% of the sales of the Company's electrical distribution subsidiaries are from products used in new construction. The remainder are sold for maintenance and residential remodeling and to original equipment manufacturers.

    Management believes that the Company is the fifth largest distributor of electrical parts and supplies in the United States, although there are other companies which account for significantly greater national volume. The Company's subsidiaries compete with national chains (some of which are affiliated with manufacturing companies) and other independent distributors operating single or multiple outlets. Because the electrical supply business is fragmented and highly competitive, service and price are essential components of success. In order to achieve a competitive advantage in serving its customers, the Company's subsidiaries maintain an inventory of approximately 15,000 items at each distribution center, employ a sales staff that calls on customers and works with architects, engineers and manufacturers' representatives on major construction projects, provide next day and same day on-site delivery with its truck fleet and endeavor to obtain volume discounts to maintain profit margins while being competitive in price.

    The extensive product line of the Company's subsidiaries includes electrical supplies, including wire, cable, cords, boxes, covers, wiring devices, conduit, raceway duct, safety switches, motor controls, breakers, panels, lamps, fuses and related supplies and accessories, residential, commercial and industrial electrical fixtures and other special use fixtures, as well as materials and special cables for computers and advanced communications systems. The products sold by the Company's subsidiaries are purchased from over 5,000 manufacturers and other suppliers, the three largest of which accounted in the aggregate for approximately 13% of the total purchases by the Company's electrical distribution subsidiaries during 1993, with none of the remainder accounting for more than three percent.

DISCONTINUED OPERATIONS

    APPAREL PARTS AND SUPPLIES DISTRIBUTION -- SUNBRAND

    The Company's Sunbrand Division markets to the apparel industry a wide range of sewing equipment parts, supplies and other equipment, including pressing and finishing equipment, fabric spreading machines and reconditioned equipment. Its product line includes needles, tools, electric and electronic devices and warehouse equipment. Sunbrand's executive offices are located in Atlanta and it catalogs over 140,000 items. Sunbrand has seven office/distribution centers located near major apparel manufacturing areas in Atlanta, El Paso, Fall River (Massachusetts), Miami, Mexico City, Nashville, and Santo Domingo (Dominican Republic).

    For over 20 years, Sunbrand has been a major distributor of a number of name brand ("genuine") parts to the apparel industry. It has agreements for the importation and sale of genuine sewing equipment parts manufactured by G.M. Pfaff AG of Germany ("Pfaff") and Pegasus Sewing Machine Mfg. Co., Ltd. of Japan ("Pegasus") for the United States and Puerto Rico which extend through 1998 and which are exclusive (with certain exceptions) through 1994.

    Sunbrand services over 13,000 customers, the largest of which accounted for approximately 5.4% of total 1993 sales. Its ten largest customers accounted, in the aggregate, for approximately 17.5% of Sunbrand's sales for 1993.

    Sunbrand is well known for its 1,200 page catalog, which serves as a reference standard for the industry. This catalog, which is published once every three years, is a valuable marketing tool that is used by many existing and potential buyers of parts and supplies.

    Products sold by Sunbrand are purchased from some 1,200 different companies, of which Pfaff and Pegasus account for the largest volume. In 1993, Pfaff accounted for 12.4% and Pegasus accounted for 10.0% of purchases from suppliers. The five largest suppliers accounted for 36.8% of total purchases in 1993.

    There is strong competition throughout the marketing areas served by Sunbrand. Most of its competitors are small regional distributors, though there are two national competitors. The principal competitive factors in Sunbrand's business are availability of parts and timely delivery. Customers rely on Sunbrand to supply parts that minimize downtime. Sunbrand's management believes that it is one of the largest distributors of its type in the United States.

    OTHER APPAREL PARTS AND SUPPLIES DISTRIBUTION

    In addition to Sunbrand, during 1993 the Company was engaged in three other operations involving distribution to the apparel and textile trades.

    The Company's Unity Sewing Supply Division ("Unity"), which the Company believes is one of the two largest importers and distributors of non-trademarked ("generic") parts for industrial sewing machines, is headquartered in New York with branch offices in Los Angeles and Miami. It sells to dealers, not to manufacturers or end users. Generic parts have become increasingly popular in the needle trades as a method to reduce manufacturing costs. In recent years, Unity has emphasized its export business to South and Central America and the Caribbean. The majority of Unity's parts are manufactured in Japan, Germany and the United States.

    Willcox & Gibbs, Ltd., a wholly-owned United Kingdom subsidiary, markets sewing equipment in certain Common Market countries and sells generic sewing equipment parts in the United Kingdom.

    The Company's subsidiary, Leadtec Systems, Inc. ("Leadtec"), distributes to the apparel industry a computer-based real-time production control system, marketed under the name "Satellite Plus", which utilizes hardware manufactured by others and proprietary software designed by Leadtec.

    In the markets in which Unity, Willcox & Gibbs, Ltd. and Leadtec operate, there is vigorous competition both in the United States and abroad.

    COVERED ELASTIC YARN

    Prior to 1993, the Company owned Worldtex and its subsidiaries, which engaged in the manufacture of covered elastic yarn. These operations were disposed of by the Company pursuant to the Distribution on November 12, 1992. While owned by the Company, Worldtex's principal product was nylon covered spandex used in the manufacture of women's pantyhose, which accounted for 58% of Worldtex's 1992 sales. Worldtex also sold covered spandex and covered latex rubber for use in the manufacture of men's, women's and children's socks.

EMPLOYEES

    As of December 31, 1993, the Company had a total of approximately 3,100 employees, including approximately 2,800 who were employed by Consolidated, SES, Sacks and Summers, and approximately 300 who were employed by Sunbrand and the Company's other distribution divisions. Approximately 45 employees of Summers and Sacks are covered by collective bargaining agreements. The Company has experienced no significant labor problems during recent years and considers that its employee relations are good.

ITEM 2.  PROPERTIES

    The Company's executive offices are located in leased office space at 530 Fifth Avenue, New York, New York.

    Consolidated's headquarters in Miami, Florida, and most of Consolidated's distribution centers are in facilities owned by subsidiaries of the Company. Leases of remaining premises, which are classified as operating leases, expire in various years through 2001.

    SES' headquarters in Meridian, Mississippi, and eleven of its locations are leased from Robert Merson, a Vice President of the Company and President of SES, and/or members of his or his wife's family, for terms extending through 2002 (except for one lease expiring in 1994). The Company believes that these leases are on terms at least as favorable as SES could have obtained from an unaffiliated third party. The remainder of SES' locations are leased for terms expiring in various years through 1999.

    Summers' headquarters in Dallas, Texas, is leased, as are 67 of its distribution centers. Summers owns 12 of its distribution centers.

    The Sunbrand Division's headquarters in Atlanta consists of approximately 110,000 square feet under a lease which runs through 1994. The other Sunbrand branches also occupy leased space. The Company's other parts and equipment distribution divisions operate from leased premises in London, England, Long Island, New York, Los Angeles and Miami.

ITEM 3.  LEGAL PROCEEDINGS

    There are no material pending legal proceedings as of the date of this Report to which the Company or any of its subsidiaries is a party or to which any of their property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    During the last quarter of the Company's fiscal year, no matters were submitted to a vote of the Company's security holders.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

          NAME                AGE                  TITLE AND PERIOD OF SERVICE
- -------------------------     ---     ------------------------------------------------------
Alain Viry                    45      President and Chief Executive Officer (March 1994 to
                                       present).
Allan M. Gonopolsky           49      Vice President, Chief Financial Officer and Corporate
                                       Controller (since November 1992); Vice President and
                                       Corporate Controller (May 1991 to November 1992);
                                       Corporate Controller (1978 to April 1991).
Wayne Campbell                57      Vice President (March 1984 to present).
Robert M. Merson              56      Vice President (November 1992 to present).

    The officers of the Company are elected annually by the Board of Directors.

    Mr. Viry also serves as a director of the Company.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is listed on the New York Stock Exchange and the Pacific Stock Exchange. The following table sets forth the high and low per share sales prices for the Common Stock on the New York Stock Exchange as reported by the Dow Jones Historical Stock Quote Reporter Service for each quarter since December 31, 1991. The trading price of the Company's Common Stock was affected by the Distribution, which was declared on November 12, 1992.

                                                                            HIGH        LOW
                                                                          ---------  ---------
1992:
  1st Quarter...........................................................  $   10.25  $    7.25
  2nd Quarter...........................................................      10.75       8.25
  3rd Quarter...........................................................      11.63       9.50
  4th Quarter...........................................................      12.88       3.75
1993:
  1st Quarter...........................................................       7.50       4.75
  2nd Quarter...........................................................       7.00       5.25
  3rd Quarter...........................................................       7.13       5.00
  4th Quarter...........................................................       8.13       6.00
1994:
  1st Quarter (through March 25)........................................       8.63       7.00

    At March 25, 1994, there were approximately 1,448 holders of record of Common Stock.

    No dividends have been paid on the Company's Common Stock since the last quarter of 1991. Future payment of cash dividends by the Company will be dependent on such factors as business conditions, earnings and the financial condition of the Company.

    The Company's Note Agreement, dated as of April 2, 1991, as amended, restricts dividends and certain other payments with respect to the Company's capital stock if the sum thereof for the period since December 31, 1992, exceeds the sum of (i) 35% of net cash proceeds from the sale of stock and certain subordinated debt for such period, plus (ii) 35% of consolidated net income (as defined) for such period. In addition, the Note Agreement and the Company's Revolving Credit and Reimbursement Agreement, dated as of December 17, 1993, require that the Company meet certain financial tests that could have the effect of restricting the Company's ability to pay dividends.

ITEM 6.  SELECTED FINANCIAL DATA

    WILLCOX & GIBBS, INC. AND SUBSIDIARIES

    The following tables set forth certain consolidated financial data of the Company and its subsidiaries for the five fiscal years ended December 31, 1993, which has been derived from the Company's audited financial statements, and should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the Company appearing elsewhere in this Report on Form 10-K.

    The selected financial data of the Company for the years set forth below are not directly comparable due to acquisitions and dispositions during such periods.

                                                            1993         1992         1991         1990         1989
                                                         -----------  -----------  -----------  -----------  -----------
                                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales..............................................  $   521,519  $   359,080  $   370,103  $   394,768  $   384,000
                                                         -----------  -----------  -----------  -----------  -----------
                                                         -----------  -----------  -----------  -----------  -----------
Income (loss) from continuing operations before income
 taxes.................................................  $    11,928  $   (17,588) $    (6,095) $     1,728  $    13,839
Income tax provision (benefit).........................        5,038       (5,186)      (1,656)         281        4,294
                                                         -----------  -----------  -----------  -----------  -----------
Income (loss) from continuing operations...............        6,890      (12,402)      (4,439)       1,447        9,545
Income from discontinued operations....................        1,517        7,527        6,123        4,067        8,364
                                                         -----------  -----------  -----------  -----------  -----------
Income (loss) before extraordinary charge and
 cumulative effect of accounting change................        8,407       (4,875)       1,684        5,514       17,909
Extraordinary charge...................................      --                         (1,436)     --
Cumulative effect of accounting change.................          660      --           --           --           --
                                                         -----------  -----------  -----------  -----------  -----------
Net income (loss)......................................  $     9,067  $    (4,875) $       248  $     5,514  $    17,909
                                                         -----------  -----------  -----------  -----------  -----------
                                                         -----------  -----------  -----------  -----------  -----------
Earnings per common share
  Primary
  Income (loss) from continuing operations.............  $       .33  $      (.85) $      (.32) $       .10  $       .69
  Income from discontinued operations..................          .07          .52          .44          .30          .61
                                                         -----------  -----------  -----------  -----------  -----------
  Income (loss) before extraordinary charge and
   cumulative effect of accounting change..............          .40         (.33)         .12          .40         1.30
  Extraordinary charge.................................      --           --              (.10)     --           --
  Cumulative effect of accounting change...............          .03      --           --           --           --
                                                         -----------  -----------  -----------  -----------  -----------
  Net income (loss)....................................  $       .43  $      (.33) $       .02  $       .40  $      1.30
                                                         -----------  -----------  -----------  -----------  -----------
                                                         -----------  -----------  -----------  -----------  -----------
  Fully Diluted
  Income from continuing operations....................                                                      $       .72
  Income from discontinued operations..................                                                              .57
                                                         -----------  -----------  -----------  -----------  -----------
  Income before extraordinary charge and cumulative
   effect of accounting change.........................                                                             1.29
  Extraordinary charge.................................                                                          --
  Cumulative effect of accounting change...............                                                          --
                                                         -----------  -----------  -----------  -----------  -----------
  Net income...........................................           (b)          (b)          (b)          (b) $      1.29
                                                         -----------  -----------  -----------  -----------  -----------
                                                         -----------  -----------  -----------  -----------  -----------
  Total assets.........................................  $   428,816  $   285,309  $   365,429  $   365,005  $   295,809
                                                         -----------  -----------  -----------  -----------  -----------
                                                         -----------  -----------  -----------  -----------  -----------
  Long-term obligations................................  $   129,503  $   114,251  $   113,447  $    83,445  $    80,397
                                                         -----------  -----------  -----------  -----------  -----------
                                                         -----------  -----------  -----------  -----------  -----------
  Cash dividends per common share (a)..................  $       -0-  $       -0-  $       .10  $       .10  $     .0922
                                                         -----------  -----------  -----------  -----------  -----------
                                                         -----------  -----------  -----------  -----------  -----------

- ------------------------
(a) Per share amounts have been adjusted to give effect to the four-for-three stock split effected on June 30, 1989.
(b)   Not shown as effect is anti-dilutive.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    SIGNIFICANT TRANSACTIONS

    During the last several years, the Company has undertaken a major restructuring. On April 22, 1992, the Company, Rexel, S.A. (formerly known as Compagnie de Distribution de Materiel Electrique) ("Rexel"), International
Technical  Distributors,  Inc.  ("ITD"),  a subsidiary  of  Rexel,  and Southern
Electric Supply Company, Inc. ("SES"), a subsidiary of ITD engaged in the distribution of electrical materials, entered into a Purchase Agreement (the "Purchase Agreement"). Pursuant to the Purchase Agreement, the Company issued to Rexel and ITD 6,284,301 shares of Company Common Stock in exchange for all of the stock of SES and approximately $10 million in cash. In addition, pursuant to the Purchase Agreement, the Company declared a dividend consisting of one share of common stock of the Company's subsidiary Worldtex, Inc. ("Worldtex") for each share of Company Common Stock outstanding on November 23, 1992 (the "Distribution" and, together with such transactions with Rexel, the "1992 Transactions"). In August 1992, the Company transferred to Worldtex all of the stock of the Company's subsidiaries engaged in the manufacture of covered elastic yarn. Accordingly, these businesses are reflected as discontinued operations in the Company's Consolidated Financial Statements.

    Also during 1992, the Company sold its data communications equipment distribution business and an apparel related unit.

    In April 1993, the Company acquired Sacks Electrical Supply Co. ("Sacks"), a distributor of electrical supplies and components with three locations in Ohio, for $13.6 million. On December 17, 1993, the Company acquired Summers Group Inc. ("Summers") for $60 million in cash and a $25 million three year note issued to seller, plus contingent consideration to be determined based on Summers' profits before interest and taxes for 1993 and 1994, subject to a maximum purchase price of $120 million. Summers is a distributor of electrical parts and supplies with locations principally in Texas, Louisiana, Oklahoma, California and Arkansas.

    The Company has also decided to sell its remaining apparel parts and supplies distribution businesses (the "Apparel Division") and has engaged an investment banking firm to seek a purchaser. Accordingly, the Apparel Division is shown as a discontinued operation in the Company's Consolidated Financial Statements.

    On March 1, 1994, the Company sold 3,491,280 newly-issued shares of Company Common Stock to Rexel for $31.4 million in cash, which the Company has used to reduce short-term debt.

    As a result of the aforementioned transactions and discontinuances, the Company is now engaged in only one business segment: the distribution of electrical parts and supplies, principally in the southern tier of the United States. If the above-mentioned acquisitions had occurred as of January 1, 1992, the Company's unaudited pro forma sales would have been $958.5 million and $907.3 million in 1993 and 1992, respectively.

    RESULTS OF CONTINUING OPERATIONS

    The following table sets forth the percentages which certain income and expense items bear to net sales:

                                                    1993    1992     1991
                                                    ----   ------   ------
Net sales.........................................  100%     100 %    100 %
                                                    ----   ------   ------
                                                    ----   ------   ------
Gross profit......................................  20.6%  20.4%    20.6%
Operating costs and expenses:
  Selling & administrative........................  17.3   18.3     19.1
  Transaction costs...............................  --      4.3      --
  Restructuring charges...........................  --      1.2      1.5
                                                    ----   ------   ------
Operating profit (loss)...........................  3.3    (3.4)     --
Interest expense..................................  1.1     1.5      1.8
Other income......................................  --      --        .1
                                                    ----   ------   ------
Income (loss) from continuing
 operations before income taxes...................  2.2%   (4.9)%   (1.7)%
                                                    ----   ------   ------
                                                    ----   ------   ------

    1993 V. 1992

    The Company's sales increased by $162.4 million in 1993, to $521.5 million. Excluding the impact of the acquisitions of SES, Sacks and Summers, full-year sales were up about 3.8%. The Company's Consolidated Electric Supply division ("CES") increase resulted primarily from the improving housing market, although commercial construction continues to lag. Full-year sales for SES, Sacks, and Summers as a group were up in 1993 compared with 1992, reflecting the continued market-share strength of these units in their respective geographic areas. Sales for these divisions totalled $601.3 million in 1993. Certain geographic regions showed an upturn in 1993. However, no assurance can be given that this trend will continue. Declining copper prices and strong competition for market share continue to put pressure on the Company's gross margin, which increased slightly in 1993, to 20.6%.

    Selling  and  administrative  expenses  increased  $24.4  million  in  1993, reflecting the additional operations added through the above-mentioned acquisitions. However, as a percentage of sales such expenses decreased to 17.3% in 1993 as compared to 18.3% in 1992, reflecting cost containment programs and a higher level of sales.

    Interest expense in 1993 was $5.9 million, compared with $5.4 million a year ago. Although the Company reduced its debt at the end of 1992 in connection with the 1992 Transactions, it increased its borrowings in 1993 to fund the acquisitions of Sacks and Summers. Other income-net in 1993 was $.7 million, compared to $0.1 million in 1992, reflecting principally earnings from short-term investments during the first half of 1993.

    Income from continuing operations increased $19.3 million to $6.9 million in 1993, reflecting principally the costs for 1992 Transactions and restructuring charges that were accrued in 1992.

    1992 V. 1991

    Sales in 1992 decreased $11.0 million, or 3.0%, to $359.1 million. The 1991 period includes results of two data communications units that the Company sold during 1992. 1992 sales included $14.9 million from SES from mid-November.

    Excluding sales of units sold, electrical supply sales, including SES, increased by $11.9 million, or 3.4%, to $359.1 million. Excluding SES, sales decreased by $3.0 million or 0.9%. The business continued to be impacted during the year by the softness in the housing market and the effect of tightened Company credit policies. Strong competition for market share continued to put pressure on profit margins, but margins held when compared to the prior period. SES sales for 1992 totalled $114.5 million.

    Selling and administrative expenses for the Company were 18.3% of sales for 1992 as compared with 19.1% for 1991, reflecting the absence of expenses related to units sold and cost containment programs instituted in 1991. Such expenses in 1992 decreased $4.5 million, or 6.4%, to $66.0 million.

    In connection with the 1992 Transactions, including the Worldtex spin-off, the Company incurred costs totalling $15.3 million, principally relating to certain investment advisor services, legal and accounting fees and executive incentive payments.

    Restructuring actions ($4.3 million and $5.5 million in 1992 and 1991, respectively) included principally the disposal of two data communications units which no longer related to the Company's core business. In 1992 and 1991, certain restructuring actions initiated in 1991 and 1990 required more costs to implement than originally expected. The additional costs, included in restructuring charges for these periods, changed based on the revised estimates and experience to date.

    The decrease in interest expense of $1.3 million for 1992 as compared to 1991 reflects the net effect of the sale of the $50 million 9.78% Senior Notes in April, 1991, the redemption of the $23 million 13% Senior Subordinated Notes in August, 1991 and changing levels of borrowing under the Company's prior revolving credit arrangement.

    Loss from continuing operations increased $8.0 million to $12.4 million in 1992, reflecting principally the impact of transaction costs relating to the 1992 Transactions, partially offset by the absence of operating losses from units sold, certain cost containment measures, and reduced restructuring charges and interest expense.

    DISCONTINUED OPERATIONS

    As discussed above, the results of the Apparel Division and Worldtex are included in the financial statements as discontinued operations. Summarized results are as follows (000's):

                                                            1993        1992         1991
                                                          ---------  -----------  -----------
Sales:
  Apparel Division......................................  $  76,850  $    78,977  $    73,745
  Worldtex, Inc.........................................     --          157,463      155,838
                                                          ---------  -----------  -----------
                                                          $  76,850  $   236,440  $   229,583
                                                          ---------  -----------  -----------
                                                          ---------  -----------  -----------
Net Income:
  Apparel Division......................................  $   1,517  $       353  $       608
  Worldtex, Inc.........................................     --            7,174        5,515
                                                          ---------  -----------  -----------
                                                          $   1,517  $     7,527  $     6,123
                                                          ---------  -----------  -----------
                                                          ---------  -----------  -----------

    Sales for the Apparel Division decreased $2.1 million for 1993 compared with 1992. Excluding units sold, sales increased 4.3%. 1992 sales (excluding the units sold) increased $9.6 million, or 13.9%, compared to 1991. These year over year increases resulted from increased market share, particularly in foreign markets such as Mexico, Central and South America and the Caribbean.

    Covered yarn sales increased $1.6 million in 1992 compared to 1991, reflecting growth in each of covered yarn's markets, offset somewhat by inclusion of such sales in the Company's results only through mid-November 1992.

    INCOME TAXES

    The Company had effective income tax rates of 43%, (6.3)% and 62.5% in 1993, 1992 and 1991. The 1993 rate reflects the impact of state and local taxes, non-deductible goodwill amortization and increase in the deferred tax asset valuation allowance, reduced by the impact of the utilization of federal capital loss carryforwards, the increase in the federal corporate income tax rate and the current deductibility of certain prior year transaction costs. The 1992 rate reflects the benefit of the Company's operating loss, reduced by the impact of state and local taxes, goodwill amortization, and certain transaction costs.

    Effective January 1, 1993, the Company changed its method of accounting from the deferred method to the liability method required by SFAS No. 109, "Accounting for Income Taxes" (see Note 10 of the Notes to the Consolidated Financial Statements). As permitted under Statement 109, prior years' financial statements have not been restated. The cumulative effect of adopting Statement 109 as of January 1, 1993 was to increase net income by $660 or $.03 per share.

    At December 31, 1993, the Company had state net operating loss carryforwards for tax purposes of approximately $16.5 million that expire between 1998 and 2008.

    Under Statement 109 the Company has recognized deferred tax assets of $11.3 million, arising primarily from basis differences between the recorded value for financial reporting purposes and tax basis of accounts receivable, inventory and various liabilities and reserves, including restructuring and transaction costs. Such deferred tax assets have been reduced by a valuation allowance of $1.1 million. In addition, the Company has recognized deferred tax liabilities totalling $7.8 million arising principally from a higher recorded value over tax basis of property, plant and equipment and certain acquisitions. It is management's belief that the net deferred tax asset as reflected on the consolidated financial statements will be realized based upon forecasted future pretax earnings and taxable income as well as utilization of certain carryback and/or carryforward opportunities. Such forecasts reflect the disposals of operations that do not relate to the Company's core business as well as the expected results of the Company's most recent acquisitions.

    NET INCOME (LOSS)

    The Company reported net income (loss) of $9.1 million, ($4.9) million, and $0.2 million in 1993, 1992, and 1991. Earnings per share was 43 cents in 1993 compared with a loss per share of 33 cents in 1992 and earnings per share of 2 cents in 1991. Results during this three-year period were significantly impacted by the 1992 Transactions and restructuring charges in 1992 and 1991.

    LIQUIDITY; CAPITAL RESOURCES

    At December 31, 1993, the Company had $19.1 million in cash and cash equivalents, compared to $15.6 million at December 31, 1992, and had $196.7 million of indebtedness for borrowed money (including current installments and short-term debt), compared to $109.6 million at December 31, 1992. Total assets increased $143.5 million at year end 1993 to $428.8 million, due almost entirely to the acquisitions as discussed below.

    During 1993, the Company generated $5.8 million in cash from its operating activities compared to $14.4 million in 1992, reflecting primarily changes in various working capital items. Net cash used in investing activities totalled $62.8 million and $17.6 million in 1993 and 1992, respectively. The increase in cash usage in 1993 reflected the Company's acquisitions of Sacks and Summers ($68.3 million), offset partially by proceeds from sales of short-term investments ($12.9 million). Capital expenditures decreased $5.8 million in 1993 to $5.4 million, reflecting primarily the absence of historical expenditures related to Worldtex. Net cash provided by financing activities in 1993 totalled $60.6 million compared to $10.7 million in 1992. The $49.9 million increase reflects borrowings under the Company's current credit arrangements to fund acquisitions.

    In April 1993, the Company acquired Sacks for $13.6 million in cash, and in December 1993 the Company acquired Summers for $60 million in cash and a $25 million three year note, plus contingent consideration, subject to a maximum purchase price of $120 million. The Company regularly reviews possible acquisitions of businesses, and may from time to time in the future acquire other businesses. The Company otherwise currently expects that its capital expenditures during 1994 will be consistent with historical requirements for the electrical distribution business.

    In connection with the  acquisition of Summers,  the Company terminated  its
$20 million line of credit and entered into the Revolving Credit and Reimbursement Agreement, dated as of December 17, 1993 (the "Credit Agreement"), with NationsBank of Florida, N.A., and Credit Lyonnais New York Branch. The Credit Agreement provides for borrowings from time to time through December 1997 of up to the lesser of (i) $70 million and (ii) the sum of 80% of eligible accounts receivable and 50% of eligible inventory. The Company borrowed $60 million under the Credit Agreement in December 1993 to fund the cash purchase price for Summers. On March 1, 1994, the Company sold 3,491,280 shares of newly issued Company Common Stock to Rexel for $31.4 million, which was applied to repay debt under the Credit Agreement. Borrowings under the Credit Agreement bear interest at NationsBank's prime rate or at a rate based on rates in the certificate of deposit market or LIBOR plus a margin, which margin varies depending on the Company's financial performance. The Credit Agreement includes various covenants, including restrictions on liens, debt and lease obligations and requirements that certain financial ratios be maintained. As of March 1, 1994, $26.8 million was outstanding under the Credit Agreement and $43.2 million was available for future borrowings. It is expected that any cash proceeds from the sale of the Apparel Division will be used to repay borrowings under the Credit Agreement. Upon the closing of such sale, the $70 million amount available for borrowings under the Credit Agreement must be reduced to $50 million.

    The Company's working capital requirements are generally met by internally generated funds and short-term borrowings. Management believes sufficient cash resources will be available to support its long-term growth strategies through internally generated funds, credit arrangements and the ability of the Company to obtain additional financing. However, no assurance can be given that financing will continue to be available on attractive terms. In addition, any issuance by the Company, of its capital stock or securities convertible into its capital stock prior to December 31, 1994 must be approved by Rexel.

    THREE-YEAR COMPARISONS

    The following financial data were impacted by the distribution of Worldtex and acquisitions of SES, Sacks and Summers, as discussed in Notes 2, 3 and 4 of the Notes to Consolidated Financial Statements. The Net assets of the Apparel Division are shown as "Net assets of discontinued operations" as of December 31, 1993. The balance sheet at December 31, 1992 has not been reclassified.

    Total long-term debt was $126.0 million, $109.2 million and $113.4 million, respectively, at December 31, 1993, 1992 and 1991.

    Working capital was $71.3 million, $122.3 million and $84.4 million, respectively, at December 31, 1993, 1992 and 1991, reflecting a decrease of $51.0 million and an increase of $37.9 million, respectively, in 1993 and 1992 and a current ratio of 1.34, 2.40 and 1.61 at the end of 1993, 1992 and 1991. Working capital is impacted by the fact that the net assets of the discontinued Apparel Division are included as noncurrent assets as of December 31, 1993, including $37.0 of net current assets. Any cash proceeds from the sale of the Apparel Division will be used to repay short-term debt.

    Net worth was $92.5 million, $84.2 million and $111.9 million, respectively, at December 31, 1993, 1992 and 1991, with the decrease in 1992 attributable to the charge to retained earnings for the distribution of Worldtex ($58.5 million), partially offset by adjustments to common stock and capital surplus in connection with the stock issuance to Rexel as discussed in Notes 2, 3 and 4 of the Notes to the Consolidated Financial Statements. (See the Consolidated Statement of Changes in Stockholders' Equity for additional information).

    The ratio of net worth to long-term debt was .73 to 1 at December 31, 1993, .77 to 1 at December 31, 1992 and .99 to 1 at December 31, 1991. On a pro forma basis, had the additional equity investment by Rexel been made as of December 31, 1993, the ratio of net worth to long-term debt would have been .98 to 1.

    The number of days sales represented by accounts receivable was 51.8, 59.1 and 59.1, respectively, at December 31, 1993, 1992 and 1991. Inventories, as a percentage of cost of sales, were 20.5%, 25.2% and 23.8%, at December 31, 1993, 1992 and 1991. These differences for 1993 as compared to prior years are principally due to the increase in the Company's receivables and inventories attributable to the electrical distribution business in 1993.

    The Company continually reviews the impact of inflation. Pricing policies are reviewed regularly and, to the extent permitted by competition, the Company passes increased costs on by increasing sales price. The Company will continue to monitor the impact of inflation and will consider these matters in setting its pricing policies.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following financial statements, supplementary financial information and schedules are filed as part of this Report:

    Report of Independent Accountants

    Financial Statements:

Consolidated Balance Sheets,
 December 31, 1993 and 1992
Consolidated Statements of Income,
 Years Ended December 31, 1993, 1992
 and 1991
Consolidated Statement of Changes in
 Stockholders' Equity,
 Years Ended December 31, 1993, 1992
 and 1991
Consolidated Statements of Cash Flows,
 Years Ended December 31, 1993, 1992
 and 1991
Notes to Consolidated Financial
 Statements

    Supplementary Financial Information

    Financial Statement Schedules:

Schedule II -- Amounts Receivable from
 Related
 Parties and Underwriters, Promoters,
 and
 Employees Other than Related Parties,
 Years Ended December 31, 1993, 1992
 and 1991
Schedule VIII -- Valuation and
 Qualifying Accounts,
 Years Ended December 31, 1993, 1992
 and 1991
Schedule IX -- Short-Term Borrowings,
 Years Ended December 31, 1993, 1992
 and 1991

All schedules not mentioned above are omitted for the reason that they are not required or are not applicable, or the information is included in the Consolidated Financial Statements or the Notes thereto.

    The foregoing financial statements are incorporated by reference in certain registration statements on Form S-8 of the Company and the prospectuses relating thereto in reliance upon the report of Coopers & Lybrand pertaining to such financial statements given upon the authority of such firm as experts in accounting and auditing.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Willcox & Gibbs, Inc.:

    We have audited the accompanying consolidated balance sheets of Willcox & Gibbs, Inc. as of December 31, 1993 and 1992, and the related consolidated statements of income, stockholders' equity and cash flows for the years ended December 31, 1993, 1992 and 1991. We have also audited the financial statement schedules as noted in the accompanying index listed in Item 8 of this Form 10-K for the years ended December 31, 1993, 1992 and 1991. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Willcox & Gibbs, Inc. as of December 31, 1993 and 1992 and the consolidated results of its operations and cash flows for the years ended December 31, 1993, 1992 and 1991 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

    As discussed in Note 10 of the consolidated financial statements, in 1993 the Company changed its method of accounting for income taxes.

                                                  /s/ Coopers & Lybrand
                                          --------------------------------------
                                                     Coopers & Lybrand

New York, New York
March 4, 1994 except as to the
information presented in the last
paragraph of Note 11 for which
the date is March 18, 1994.

        WILLCOX & GIBBS, INC.
     CONSOLIDATED BALANCE SHEETS
      DECEMBER 31, 1993 AND 1992
        (DOLLARS IN THOUSANDS)
                ASSETS

                                                                                            1993        1992
                                                                                         ----------  ----------
Current assets:
  Cash and cash equivalents............................................................  $   19,131  $   15,567
  Short-term investments...............................................................      --          12,874
  Accounts and notes receivable, less allowance for doubtful accounts of $4,023 in 1993
   and $10,035 in 1992.................................................................     129,163      84,146
  Inventories..........................................................................     117,577      91,432
  Income taxes receivable..............................................................       1,407       1,893
  Prepaid expenses and other current assets............................................       9,002       3,230
  Deferred income taxes................................................................       1,796      --
                                                                                         ----------  ----------
    Total current assets...............................................................     278,076     209,142
Investments and noncurrent receivables, less marketable equity security adjustment of
 $625 in 1993..........................................................................       2,599       5,136
Property, plant and equipment, at cost:
  Land.................................................................................       8,059       5,575
  Buildings and leasehold improvements.................................................      29,630      20,899
  Machinery and equipment..............................................................      29,765      19,753
                                                                                         ----------  ----------
                                                                                             67,454      46,227
  Less, accumulated depreciation and amortization......................................      14,772      16,906
                                                                                         ----------  ----------
    Property, plant and equipment -- net...............................................      52,682      29,321
                                                                                         ----------  ----------
Net assets of discontinued operations..................................................      43,337      --
Other assets...........................................................................       4,350       3,306
Deferred income taxes..................................................................         693       7,168
Cost in excess of net assets of acquired businesses, net of accumulated amortization of
 $3,857 in 1993 and $3,016 in 1992.....................................................      47,079      31,236
                                                                                         ----------  ----------
                                                                                         $  428,816  $  285,309
                                                                                         ----------  ----------
                                                                                         ----------  ----------
                                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt......................................................................  $   61,500      --
  Current installments of long-term debt...............................................       9,261  $      386
  Accounts and notes payable -- trade, and other liabilities...........................     136,030      86,445
                                                                                         ----------  ----------
    Total current liabilities..........................................................     206,791      86,831
Long-term debt.........................................................................     125,975     109,207
Other long-term liabilities............................................................       3,528       5,044
Commitments and contingencies (Note 11)
Stockholders' equity:
  Preferred stock (authorized 600,000 shares, none issued).............................      --          --
  Preferred stock (authorized 2,000,000 shares, none issued)...........................      --          --
  Common stock (21,213,953 and 20,585,523 shares issued in 1993 and 1992)..............      21,214      20,586
  Common stock to be issued (628,430 shares in 1992)...................................      --             628
  Capital surplus......................................................................      53,818      53,818
  Retained earnings....................................................................      21,874      12,807
  Cumulative foreign translation adjustment............................................      (1,333)     (1,186)
  Marketable equity security adjustment................................................        (625)     --
  Treasury stock, at cost (266,281 shares in 1993 and 1992)............................      (2,426)     (2,426)
                                                                                         ----------  ----------
    Total stockholders' equity.........................................................      92,522      84,227
                                                                                         ----------  ----------
                                                                                         $  428,816  $  285,309
                                                                                         ----------  ----------
                                                                                         ----------  ----------

          See accompanying notes to consolidated financial statements.

                             WILLCOX & GIBBS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                            1993           1992             1991
                                                                         -----------   -------------    ------------
Net sales.............................................................   $  521,519    $    359,080     $   370,103
Cost of goods sold....................................................      414,027         285,713         294,022
                                                                         -----------   -------------    ------------
  Gross profit........................................................      107,492          73,367          76,081
Selling and administrative expense....................................       90,365          65,980          70,495
Transaction costs (Note 2)............................................       --              15,344         --
Restructuring charges.................................................       --               4,338           5,549
                                                                         -----------   -------------    ------------
  Operating profit (loss).............................................       17,127         (12,295)             37
Interest expense......................................................        5,890           5,389           6,680
Other income -- net...................................................          691              96             548
                                                                         -----------   -------------    ------------
  Income (loss) from continuing operations before income taxes........       11,928         (17,588)         (6,095)
Income tax provision (benefit)........................................        5,038          (5,186)         (1,656)
                                                                         -----------   -------------    ------------
  Income (loss) from continuing operations............................        6,890         (12,402)         (4,439)
Income from discontinued operations, net of income taxes of $1,303,
 $4,858 and $4,480....................................................        1,517           7,527           6,123
                                                                         -----------   -------------    ------------
  Income (loss) before extraordinary charge and cumulative effect of
   accounting change..................................................        8,407          (4,875)          1,684
Extraordinary charge, net of income tax benefit of $794...............       --             --               (1,436)
Cumulative effect of accounting change for income taxes...............          660         --              --
                                                                         -----------   -------------    ------------
  Net income (loss)...................................................   $    9,067    ($     4,875)    $       248
                                                                         -----------   -------------    ------------
                                                                         -----------   -------------    ------------
Income (loss) per common share:
  Income (loss) from continuing operations............................   $      .33    ($       .85)    ($      .32)
  Income from discontinued operations, net of income taxes............          .07             .52             .44
                                                                         -----------   -------------    ------------
  Income (loss) before extraordinary charge and cumulative effect of
   accounting change..................................................          .40            (.33)            .12
  Extraordinary charge, net of income tax benefit.....................       --             --                  (10)
  Cumulative effect of accounting change for income taxes.............          .03         --              --
                                                                         -----------   -------------    ------------
  Net income (loss)...................................................   $      .43    ($       .33)    $       .02
                                                                         -----------   -------------    ------------
                                                                         -----------   -------------    ------------
Average number of common and common equivalent shares.................    20,970,000      14,629,000      13,711,000
                                                                         -----------   -------------    ------------
                                                                         -----------   -------------    ------------

          See accompanying notes to consolidated financial statements.

                             WILLCOX & GIBBS, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                  COMMON                         CUMULATIVE    MARKETABLE
                                                  STOCK                           FOREIGN        EQUITY      TREASURY
                                         COMMON   TO BE    CAPITAL  RETAINED    TRANSLATION     SECURITY     STOCK AT
                                          STOCK   ISSUED   SURPLUS  EARNINGS     ADJUSTMENT    ADJUSTMENT      COST        TOTAL
                                         -------  ------   -------  ---------   ------------   -----------   ---------   ---------
Balance at January 1, 1991.............. $13,825           $22,451  $  77,338   $     1,661                  $ (2,391)   $ 112,884
Net income..............................                                  248                                                  248
Cash dividends -- $.10 per share........                               (1,357)                                              (1,357)
Issuance of 16,588 shares pursuant to
 Stock Option Plan......................      16                52                                                              68
Issuance of 778 shares pursuant to Stock
 Acquisition Plan.......................       1                 8                                                               9
Foreign translation adjustment..........                                                 74                                     74
                                         -------  ------   -------  ---------   ------------   -----------   ---------   ---------
Balance at December 31, 1991............  13,842            22,511     76,229         1,735                    (2,391)     111,926
Net loss................................                               (4,875)                                              (4,875)
Dividend of Worldtex, Inc...............                              (58,547)          800                                (57,747)
Issuance of 583,116 shares pursuant to
 Stock Option Plan and 3,185 treasury
 shares acquired as payment.............     583             4,178                                                (35)       4,726
Issuance of 778 shares pursuant to Stock
 Acquisition Plan.......................       1                 9                                                              10
Foreign translation adjustment..........                                             (3,721)                                (3,721)
Issuance of 1,647,307 shares to Rexel
 for cash, net of issuance costs of
 $2,056.................................   1,648             6,181                                                           7,829
Issuance of 4,636,994 shares for the
 acquisition of SES.....................   4,009  $ 628     16,461                                                          21,098
Issuance of 503,543 shares to key
 executives in connection with the
 Purchase Agreement with Rexel..........     503             4,478                                                           4,981
                                         -------  ------   -------  ---------   ------------   -----------   ---------   ---------
Balance at December 31, 1992............  20,586    628     53,818     12,807        (1,186)                   (2,426)      84,227
Net income..............................                                9,067                                                9,067
Issuance of 628,430 shares..............     628   (628)                                                                    --
Foreign translation adjustment..........                                               (147)                                  (147)
Marketable equity security adjustment...                                                       $     (625)                    (625)
                                         -------  ------   -------  ---------   ------------   -----------   ---------   ---------
Balance at December 31, 1993............ $21,214  $--      $53,818  $  21,874   $    (1,333)   $     (625)   $ (2,426)   $  92,522
                                         -------  ------   -------  ---------   ------------   -----------   ---------   ---------
                                         -------  ------   -------  ---------   ------------   -----------   ---------   ---------

          See accompanying notes to consolidated financial statements.

                             WILLCOX & GIBBS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                             (DOLLARS IN THOUSANDS)

                                                                                      1993       1992       1991
                                                                                    ---------  ---------  ---------
Cash flows from operating activities:
  Net income (loss)...............................................................  $   9,067  $  (4,875) $     248
                                                                                    ---------  ---------  ---------
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation and amortization...................................................      5,161      8,395      7,928
  Provision for losses on accounts receivable.....................................      2,154      2,532      4,687
  Deferred income taxes...........................................................      5,639     (2,327)       900
  Extraordinary charge on early extinguishment of
   debt...........................................................................     --         --          2,230
  Cumulative effect of accounting change for income taxes.........................       (660)    --         --
  Changes in assets and liabilities, net of effect of acquisitions, dividend of
   Worldtex and sale of net assets:
    Decrease (increase) in accounts and notes receivable..........................      6,107     (9,755)    (3,218)
    Decrease (increase) in inventory..............................................      1,054     (5,734)      (911)
    (Increase) decrease in prepaid expenses and other current assets..............       (124)     2,652       (382)
    (Decrease) increase in accounts and notes payable -- trade, and other
     liabilities..................................................................    (19,292)     9,173       (943)
    (Decrease) increase in income taxes receivable................................     (1,372)     1,094       (578)
  Net (payments) provision for restructuring activities...........................     (1,302)     2,559      5,783
  Net (payments) provision for transaction costs..................................       (777)    10,805     --
  Other, net......................................................................        135       (149)        63
                                                                                    ---------  ---------  ---------
    Total adjustments.............................................................     (3,277)    19,245     15,559
                                                                                    ---------  ---------  ---------
    Net cash provided by operating activities.....................................      5,790     14,370     15,807
                                                                                    ---------  ---------  ---------
Cash flows from investing activities:
  Sale (purchase) of short-term investments.......................................     12,874    (12,874)    --
  Capital expenditures............................................................     (5,381)   (11,158)   (10,922)
  Contingent payments to former shareholders of acquired businesses...............     --           (168)      (598)
  Cost of acquisitions, net of cash acquired......................................    (68,329)    --           (342)
  Cash from acquisition acquired for stock, net of closing costs..................     --          1,975     --
  Proceeds from sale of net assets................................................     --          3,350     --
  Other investing activities......................................................     (1,963)     1,314       (361)
                                                                                    ---------  ---------  ---------
    Net cash used in investing activities.........................................    (62,799)   (17,561)   (12,223)
                                                                                    ---------  ---------  ---------
Cash flows from financing activities:
  Net borrowings (payments) under line of credit arrangements.....................     61,500      6,851    (28,974)
  Proceeds from issuance of common stock to Rexel, net of issuance costs..........     --          7,829     --
  Prepayment of debt of acquired company..........................................     --         (5,950)    --
  Proceeds from exercise of stock options.........................................     --          4,042         68
  Cash transferred in connection with dividend of Worldtex........................     --         (1,215)    --
  Dividends paid..................................................................     --         --         (1,357)
  Proceeds from sale of Senior Notes..............................................     --         --         50,000
  Redemption of 13% Senior Subordinated Notes.....................................     --         --        (23,000)
  Other debt payments and financing activities....................................       (927)      (873)       473
                                                                                    ---------  ---------  ---------
    Net cash provided by (used in) financing activities...........................     60,573     10,684     (2,790)
                                                                                    ---------  ---------  ---------
    Net increase in cash and cash equivalents.....................................      3,564      7,493        794
Cash and cash equivalents at beginning of year....................................     15,567      8,074      7,280
                                                                                    ---------  ---------  ---------
    Cash and cash equivalents at end of year......................................  $  19,131  $  15,567  $   8,074
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest......................................................................  $   9,779  $  14,548  $  16,449
    Income taxes..................................................................  $   1,183  $     459  $   1,554
Supplemental information of businesses acquired:
  Fair value of assets acquired...................................................  $ 179,113  $  43,403  $     856
  Liabilities assumed.............................................................    (79,490)   (22,033)      (515)
  Note issued to seller...........................................................    (25,000)    --         --
  Common stock issued.............................................................     --        (21,098)    --
                                                                                    ---------  ---------  ---------
    Cash paid.....................................................................  $  74,623  $     272  $     341
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------

                             WILLCOX & GIBBS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (a) CONSOLIDATION

        The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All significant intercompany transactions and balances have been eliminated.

    (b) CASH EQUIVALENTS

        Highly liquid investments with a maturity of three months or less when purchased are generally considered to be cash equivalents.

    (c) SHORT-TERM INVESTMENTS

        Short-term investments are stated at cost plus accrued interest, which approximates market, and consist of direct obligations of the U.S. Government.

    (d) INVENTORIES

        Inventories are stated at the lower of cost (determined by LIFO for continuing operations or FIFO for discontinued operations) or market.

        The cost of inventories determined on a LIFO basis comprised 80.9% and 68.9% of total inventories at December 31, 1993 and 1992, respectively. Had the FIFO method been used to value all inventories, total inventories would have increased $5,884 and $6,569 at December 31, 1993 and 1992, respectively.

    (e) INVESTMENTS AND NONCURRENT RECEIVABLES

        Investments and noncurrent receivables are carried at cost, which approximates market, except for investments in companies over which the Company has significant influence, but not a controlling interest, which are carried under the equity method, and noncurrent marketable securities, which are carried at the lower of quoted market value or cost. Unrealized losses are accumulated in the marketable equity securities adjustment component of stockholders' equity.

    (f) DEPRECIATION AND AMORTIZATION

        Depreciation, computed by means of straight-line and accelerated methods, is based on the estimated useful lives of the related assets. Leasehold improvements are amortized over their respective lease terms or their estimated useful lives, if shorter.

        Cost in excess of net assets of acquired businesses ("goodwill") is amortized over 40 years. The Company periodically reviews the carrying value of goodwill in relation to current and expected operating results of the businesses which benefit therefrom in order to assess whether there has been a permanent impairment of goodwill.

    (g) FORWARD EXCHANGE CONTRACTS

        The Company enters into forward exchange contracts as a hedge against accounts payable denominated in foreign currency. These contracts are used by the Company to minimize exposure and reduce risk from exchange rate fluctuations in the regular course of its foreign business. Gains and losses on forward contracts are deferred and included in the measurement of the related foreign currency transaction. Cash provided and used for forward contracts is included in the cash flows resulting from changes in accounts and notes payable - trade. Contracts amounting to $128 were outstanding at December 31, 1993.

                             WILLCOX & GIBBS, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    (h) INCOME TAXES

        No provision is made for income taxes which may be payable if undistributed earnings of foreign subsidiaries were to be paid as dividends to the Company, since the Company intends that such earnings will continue to be invested in those countries. At December 31, 1993, the cumulative amount of foreign undistributed earnings amounted to approximately $6,312. Foreign tax credits may be available as a reduction of United States income taxes in the event of such distributions.

    (i) EARNINGS PER SHARE

        Primary earnings per share are based on the weighted average number of common and common equivalent shares outstanding during the year.

    (j) RECLASSIFICATIONS

        Certain prior year amounts have been reclassified to conform with the 1993 presentation.

2.  SIGNIFICANT TRANSACTIONS
    On November 12, 1992, pursuant to a Purchase Agreement dated April 22, 1992 among the Company, Rexel, S.A. (formerly known as Compagnie de Distribution de Materiel Electrique) ("Rexel"), International Technical Distributors, Inc. ("ITD"), a subsidiary of Rexel, and Southern Electric Supply Company ("SES"), a subsidiary of ITD engaged in the distribution of electrical components and supplies, the Company issued to Rexel and ITD 6,284,301 shares of the Company's common stock. In exchange for such stock issuance, the Company received $9,885 in cash and all the capital stock of SES. The SES acquisition was accounted for by the purchase method (see Note 3). Common stock and capital surplus have been adjusted for the proceeds received from the common stock issuance less issue costs of $2,056.

    Pursuant to the Purchase Agreement (including an Investment Agreement), Rexel had agreed to certain limitations on its ownership of the outstanding common stock of the Company and to certain other restrictions during the five years after closing. However, the Company, Rexel and ITD executed an amendment to the Investment Agreement which, among other things, permits Rexel to increase its beneficial ownership of Company common stock to 45% and provides for termination of the Investment Agreement on December 31, 1994. On March 1, 1994, the Company sold to Rexel 3,491,280 newly issued shares of Company common stock for a total cash purchase price of $31,422 which was used to repay short-term debt (see Note 5). As a result, Rexel increased its beneficial ownership of the outstanding common stock of the Company from 30% to 40%.

    In connection with the November 12, 1992 transaction, the Company distributed Worldtex, Inc. ("Worldtex"), its covered yarn manufacturing segment, as a dividend to its stockholders during the fourth quarter of 1992. Worldtex owns the former subsidiaries of the Company engaged in the manufacture of covered yarn. Effective with the dividend, retained earnings was charged $58,547 for the book value of the net assets distributed, including assets of $152,407 and liabilities of $93,860. Liabilities included $32,000 of debt assumed by Worldtex which was previously outstanding under the Company's prior revolving credit arrangement. The results of the covered yarn operation for 1992 and 1991 are included in the Consolidated Statements of Income as discontinued operations (see Note 4).

    Results for 1992 include transaction-related costs of $15,344, including certain investment advisor services, legal and accounting fees and executive incentive payments, in connection with these transactions.

                             WILLCOX & GIBBS, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

3.  ACQUISITIONS
    On April 12, 1993 the Company acquired the common stock of Sacks Electrical Supply Co. ("Sacks"), a distributor of electrical supplies and components with three locations in Ohio, for $13.9 million (including $0.3 million of acquisition costs).

    On December 17, 1993, the Company acquired the common stock of Summers Group, Inc. ("Summers") for $60.7 million in cash (including $0.7 million of acquisition costs) and a $25 million three-year note issued to the seller, plus contingent consideration to be determined based on defined profits of Summers, subject to a maximum purchase price of $120 million. Summers is a distributor of electrical parts and supplies with locations principally in Texas, Oklahoma, Louisiana, California and Arkansas.

    Each of these 1993 acquisitions has been recorded as a purchase, and the excess of the total purchase price over the fair value of the net assets acquired ($6.9 million for Sacks and $11.5 million for Summers) is being amortized over 40 years. Sacks' and Summers' results of operations are included in the Company's financial statements from the respective dates of acquisition.

    As discussed in Note 2 of the Notes to Consolidated Financial Statements, the Company acquired all of the issued capital stock of SES in exchange for the issuance of 4,636,994 shares of the Company's common stock. The total purchase price was $21,370, representing market value of the shares and certain closing costs. The shares include 628,430 shares issued in 1993. SES' results of operations are included in the Company's financial statements from the date of acquisition. The acquisition has been recorded as a purchase and the excess of the total purchase price over the fair value of the net assets acquired ($10,475) is being amortized over 40 years.

    The following table summarizes the  effect on consolidated sales and  income
(loss) from continuing operations of the Company, on an unaudited pro forma basis, assuming the Sacks and Summers acquisitions had been consummated as of January 1, 1992 and the SES acquisition had been consummated as of January 1, 1991.

                                                            1993         1992         1991
                                                         -----------  -----------  -----------
Sales..................................................  $   958,518  $   907,322  $   468,282
                                                         -----------  -----------  -----------
                                                         -----------  -----------  -----------
Income (loss) from continuing operations...............  $    12,622  $    (6,273) $    (2,975)
                                                         -----------  -----------  -----------
                                                         -----------  -----------  -----------
Income (loss) per share from continuing operations.....  $       .60  $      (.43) $      (.22)
                                                         -----------  -----------  -----------
                                                         -----------  -----------  -----------

    The pro forma results above are not necessarily indicative of what actually would have occurred if the acquisitions had been in effect at the beginning of each period or are they necessarily indicative of future consolidated results.

4.  DISCONTINUED OPERATIONS
    The Company has decided to sell its apparel parts and supplies distribution business ("Apparel") and has engaged an investment banking firm, of which a director of the Company is president, to seek a purchaser. Accordingly, this business is included in the Consolidated Statements of Income as

                             WILLCOX & GIBBS, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

4.  DISCONTINUED OPERATIONS (CONTINUED)
discontinued operations for all periods presented. As discussed in Note 2, the covered yarn operation is included as discontinued operations in 1992 and 1991. Summarized results of the discontinued operations are as follows:

                                                            1993        1992         1991
                                                          ---------  -----------  -----------
Sales:
  Apparel...............................................  $  76,850  $    78,977  $    73,745
  Covered yarn..........................................     --          157,463      155,838
                                                          ---------  -----------  -----------
                                                          $  76,850  $   236,440  $   229,583
                                                          ---------  -----------  -----------
                                                          ---------  -----------  -----------
Net income:
  Apparel...............................................  $   1,517  $       353  $       608
  Covered yarn..........................................     --            7,174        5,515
                                                          ---------  -----------  -----------
                                                          $   1,517  $     7,527  $     6,123
                                                          ---------  -----------  -----------
                                                          ---------  -----------  -----------

    Interest expense of $3,927, $4,078 and $3,634 for the years ended December 31, 1993, 1992 and 1991, respectively, have been allocated to apparel operation results based upon net assets of the apparel operation. Interest expense of $1,148 and $1,162 for the years ended December 31, 1992 and 1991, respectively, has been allocated to covered yarn operation results determined by applying the Company weighted average borrowing rate during the respective periods to weighted average levels of the Company corporate debt to be assumed by Worldtex.

    The assets of the apparel operations at December 31, 1993 are included in the accompanying Consolidated Balance Sheet as "Net assets of discontinued operations." The assets and liabilities of the apparel operation included in the Consolidated Balance Sheets at December 31, 1993 and 1992 are as follows:

                                                                        1993       1992
                                                                      ---------  ---------
Current assets......................................................  $  43,632  $  44,148
Property, plant and equipment -- net................................      2,795      2,741
Investment and noncurrent receivables...............................      1,180      1,495
Other assets........................................................        759        833
Cost in excess of net assets of acquired businesses -- net..........      1,590      1,618
                                                                      ---------  ---------
    Total assets....................................................     49,956     50,835
Current liabilities.................................................      6,619      9,396
                                                                      ---------  ---------
    Net assets......................................................  $  43,337  $  41,439
                                                                      ---------  ---------
                                                                      ---------  ---------

    The Company's continuing operations consist solely of the distribution of electrical parts and supplies, principally in the southern tier of the United States.

5.  SHORT-TERM DEBT
    In connection with the  acquisition of Summers,  the Company terminated  its
$20 million line of credit and entered into the Revolving Credit and Reimbursement Agreement, dated as of December 17, 1993 (the "Credit Agreement"), with NationsBank of Florida, N.A., and Credit Lyonnais New York Branch. At December 31, 1993, $61.5 million was outstanding under this agreement at a weighted average interest rate of 4.57%. The $31.4 million cash received March 1, 1994 from the sale of common stock to Rexel was applied to repay debt under this agreement. The Credit Agreement provides for borrowings from time to time through December 1997 of up to the lesser of (i) $90 million

                             WILLCOX & GIBBS, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

5.  SHORT-TERM DEBT (CONTINUED)
($70 million as of March 1, 1994) and (ii) the sum of 80% of eligible accounts receivable and 50% of eligible inventory. Borrowings under the Credit Agreement bear interest at NationsBank's prime rate or at a rate based on rates in the certificate of deposit market or LIBOR plus a margin, which varies depending on the Company's financial performance. The Credit Agreement includes various covenants, including restrictions on liens, debt and lease obligations and requirements that certain financial ratios be maintained. The Company pays a fee of 1/4 of 1% of the total unused portion of the line of credit. Upon the sale of the apparel operation, the $70 million amount available for borrowings under the Credit Agreement must be reduced to $50 million.

6.  LONG-TERM DEBT
    Long-term debt, less current installments, consists of:

                                                                                   DECEMBER 31,
                                                                             ------------------------
                                                                                1993         1992
                                                                             -----------  -----------
9.78% Senior Notes due March 15, 2001......................................  $    50,000  $    50,000
7% Convertible Subordinated Debentures, due August 1, 2014.................       50,000       50,000
4.375% Senior Notes due December 17, 1996..................................       25,000      --
Mortgage notes payable.....................................................        6,596        6,672
Other notes payable (net of unamortized discount of $119 and $158 at
 December 31, 1993 and 1992, respectively).................................        3,640        2,921
                                                                             -----------  -----------
                                                                                 135,236      109,593
    Less, current installments.............................................        9,261          386
                                                                             -----------  -----------
                                                                             $   125,975  $   109,207
                                                                             -----------  -----------
                                                                             -----------  -----------

    In April 1991, the Company sold $50,000 of Senior Notes in a private placement. The notes are payable ratably over a seven-year period commencing March 15, 1995 with interest payable semiannually at a rate of 9.78% per annum. Based on borrowing rates currently available to the Company for long-term debt with similar terms and average maturities, the fair value of the notes is approximately $54,055. Under the terms of the Senior Notes (as amended), the Company may pay dividends and make other restricted payments (as defined) to the extent of 35% of consolidated net income (as defined) plus certain other amounts and is subject to certain restrictions on the incurrence of additional debt and other transactions and to other covenants calling for minimum levels of working capital and certain financial ratios.

    The 7% Convertible Subordinated Debentures are due August 1, 2014 with interest payable semiannually on February 1 and August 1. The debentures are convertible into common stock of the Company at $9.57 per share, as adjusted in connection with the dividend of Worldtex, and are subject to a sinking fund, commencing August 1, 2000, calculated to retire 70% of the debentures prior to final maturity. The debentures are subordinated to present and future senior indebtedness (as defined) of the Company. In certain circumstances involving the occurrence of a Risk Event (as defined) prior to August 1, 1999, the Company will be required to offer to repurchase all or part of the debentures at 100% of their principal amount plus accrued interest. The Company has the option to pay the repurchase price in cash or shares of its common stock. At December 31, 1993, approximately 6,452,000 shares would have been necessary to repurchase the debentures. At December 31, 1993, the debentures, which trade on the New York Stock Exchange, had a fair market value of $49,000.

                             WILLCOX & GIBBS, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

6.  LONG-TERM DEBT (CONTINUED)
    The Senior Note due December 17, 1996 was issued to the seller in connection with the Summers acquisition and is payable in three annual installments commencing on December 17, 1994 with interest at 4.375% per annum.

    The mortgage notes payable are due in monthly installments of $59, including interest at 9.5% through December 31, 1996. The principal balance outstanding on December 31, 1996 is due in one payment on that date. The notes are collateralized by a mortgage and security agreement and a collateral assignment of rents and leases relative to various property located in Florida. Based on borrowing rates currently available to the Company for long-term debt with similar terms and average maturities, the fair value of the notes is approximately $7,036.

    Long-term debt maturities during the next five years are as follows:

YEAR ENDING DECEMBER 31,                                          AMOUNT
- ---------------------------------------------------------------  ---------
1994...........................................................  $   9,297
1995...........................................................     16,466
1996...........................................................     22,344
1997...........................................................      7,618
1998...........................................................      7,668

7.  STOCKHOLDERS' EQUITY
    The authorized capital stock of the Company is 37,600,000 shares, consisting of 600,000 shares of Preferred Stock with a par value of $12 per share, 2,000,000 shares of Preference Stock with a par value of $1 per share and 35,000,000 shares of Common Stock with a par value of $1 per share. The Board of Directors may issue the Preference Stock from time to time in one or more series and fix the dividend rates, voting rights and liquidation preferences and establish redemption, sinking fund, conversion, exchange and other relative rights, preferences and limitations of a particular series.

    On January 10, 1989, the Board of Directors declared a dividend distribution of one preference stock purchase right (the "Rights") for each share of common stock outstanding. Each right entitles the holder to purchase one one-hundredth of a share of newly created Junior Participating Preference Stock, par value $1.00 per share. The Rights Agreement was amended on November 12, 1992 pursuant to the agreement with Rexel and the dividend discussed in Note 2 of the Notes to Consolidated Financial Statements and was amended on March 1, 1994, in connection with the purchase by Rexel of additional shares of common stock of the Company. The Rights will become exercisable upon the occurrence of certain events at an exercise price of $15 for each one one-hundredth of a preference share. In the event a person or group acquires 20% or more of the Company's outstanding common stock, each right shall entitle the holder to purchase, by paying the $15 exercise price, stock of the Company with a value of twice the exercise price provided that ownership of the Company's stock by Rexel and its Affiliates (as such term is defined in the Rights Agreement) will not trigger such exercise right so long as Rexel and all its Affiliates do not own, in the aggregate, voting securities of the Company which, on a fully exercised basis, are in excess of 45% of the aggregate number of votes which may be cast by holders of outstanding voting securities of the Company. In addition, if the Company is acquired in a merger or other business combination, the rightholder shall be entitled to purchase, by paying the $15 exercise price, common stock of the acquiring company with a value of twice the exercise price, except as otherwise provided in the Rights Agreement. The Rights are redeemable by the Company at $.01 per Right under certain circumstances and will expire December 31, 1994. 500,000 shares of preference stock have been reserved for issuance upon exercise of the Rights.

                             WILLCOX & GIBBS, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

7.  STOCKHOLDERS' EQUITY (CONTINUED)
    Shares of common stock as at December 31, 1993 are reserved for:

                                                                                     SHARES
                                                                                   -----------
Conversion of Subordinated Debentures............................................    5,224,660
Stock options....................................................................      851,133
Stock Acquisition Plan...........................................................        7,148

8. STOCK OPTION PLANS, STOCK ACQUISITION PLAN AND EMPLOYEE STOCK OWNERSHIP PLAN Under the Company's 1988, 1985 and 1982 Stock Option Plans, options to purchase up to 1,266,667 shares, 829,630 shares and 379,259 shares of common stock, respectively, were available to be granted to key employees of the Company. The 1988 Plan also provides that each director of the Company, other than one who is an officer or employee, be granted a non-qualified stock option to purchase 10,000 shares of Company common stock. For each plan, the option period is either ten or eleven years from the date of grant, and no option may be exercised prior to the first anniversary of the date of grant.

    Information regarding the Company's stock option plans is summarized below:

                                               NUMBER OF    OPTION PRICE    NUMBER OF SHARES
                                                 SHARES       PER SHARE        EXERCISABLE
                                               ----------  ---------------  -----------------
Outstanding at January 1, 1991...............     600,709   $3.80 - $7.00          157,208
  Granted....................................     157,000   7.31 -  8.88
  Exercised..................................     (16,588)  3.80 -  5.75
  Terminated and cancelled...................     (10,000)      7.00
                                               ----------
Outstanding at December 31, 1991.............     731,121   3.80 -  8.88           280,653
  Exercised..................................    (685,113)  3.80 -  8.88
  Terminated and cancelled...................     (15,070)  5.75 -  7.31
                                               ----------
Outstanding at December 31, 1992.............      30,938   3.80 -  8.88            30,938
  Granted....................................     597,000   6.56 -  6.69
  Terminated and cancelled...................     (10,820)  7.00 -  8.88
                                               ----------
Outstanding at December 31, 1993.............     617,118   $3.80 - $7.00           20,118
                                               ----------
                                               ----------

    All options were granted at market value on the date of grant.

    As of December 31, 1993, options for the purchase of 218,753 shares and 15,262 shares were available for future grant under the 1988 and 1985 plans, respectively.

    The Company's Stock Acquisition Plan provides for the issuance of up to 237,037 shares of common stock to key employees over specified employment periods. As of December 31, 1993, 229,889 shares of common stock have been issued, and 7,148 shares are available for award.

    The Company's Employee Stock Ownership Plan, which became effective in 1981, provides eligible employees with an opportunity to purchase the Company's common stock through payroll deductions, which are matched by the Company, subject to certain limitations. Contributions to the plan are invested by an independent trustee in common stock of the Company. Stock attributable to Company contributions vests at the rate of 10% for each twelve months of contributions by the employee, with 100% vesting after five years of service. The Company's contributions to the plan, net of forfeitures, charged to income for 1993, 1992 and 1991 were $695, $758 and $393, respectively.

                             WILLCOX & GIBBS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

9.  PENSION AND PROFIT-SHARING PLANS AND POSTRETIREMENT BENEFIT PLANS
    The Company has two qualified noncontributory defined benefit pension plans covering certain eligible domestic employees. The Company's funding policy is to contribute annually the maximum amount that can be deducted for Federal income tax purposes. The Company also has a non-qualified defined benefit supplemental retirement plan covering key employees, which is not funded. The benefits of both plans are based on years of service and defined levels of compensation.

    The Company also has a defined benefit plan maintained for eligible employees of certain United Kingdom subsidiaries included in the apparel operation. The plan is funded annually for the maximum amount permitted by statute. The benefits are based on years of service and defined levels of compensation.

    Under the collective bargaining agreement of the textile industry in France, employees of a subsidiary Worldtex are entitled to a lump-sum payment at retirement based on their length of service at retirement and final pay. All obligations under this plan were assumed by Worldtex in connection with the dividend.

    The following table sets forth the plans' funded status at December 31, 1993 and 1992:

                                                              1993                                         1992
                                       --------------------------------------------------  -------------------------------------
                                                                  DOMESTIC                                      DOMESTIC
                                                    -------------------------------------               ------------------------
                                         UNITED        NON-                                  UNITED        NON-
                                         KINGDOM     QUALIFIED    QUALIFIED    QUALIFIED     KINGDOM     QUALIFIED    QUALIFIED
                                       -----------  -----------  -----------  -----------  -----------  -----------  -----------
Actuarial present value of benefit
 obligations:
  Vested benefit obligation..........   $  (1,144)   $  (1,745)   $  (5,071)   $  (1,174)   $  (1,171)   $  (1,415)   $  (4,033)
                                       -----------  -----------  -----------  -----------  -----------  -----------  -----------
                                       -----------  -----------  -----------  -----------  -----------  -----------  -----------
  Accumulated benefit obligation.....   $  (1,249)   $  (1,884)   $  (5,223)   $  (1,178)   $  (1,278)   $  (1,521)   $  (4,148)
                                       -----------  -----------  -----------  -----------  -----------  -----------  -----------
                                       -----------  -----------  -----------  -----------  -----------  -----------  -----------
Projected benefit obligation.........   $  (1,753)   $  (1,884)   $  (6,052)   $  (1,692)   $  (1,795)   $  (1,521)   $  (4,841)
Plan assets at fair value............       1,555       --            4,342        1,867        1,683       --            3,928
                                       -----------  -----------  -----------  -----------  -----------  -----------  -----------
  Projected benefit obligation (in
   excess of) less than plan
   assets............................        (198)      (1,884)      (1,710)         175         (112)      (1,521)        (913)
Unrecognized net loss (gain).........         352         (334)       1,150          362          362         (599)         354
Unrecognized prior service cost......      --           --             (259)      --           --           --             (280)
Unrecognized net transition (asset)
 obligation..........................        (118)         236           92       --             (136)         263          101
                                       -----------  -----------  -----------  -----------  -----------  -----------  -----------
  Accrued pension asset
   (liability).......................   $      36    $  (1,982)   $    (727)   $     537    $     114    $  (1,857)   $    (738)
                                       -----------  -----------  -----------  -----------  -----------  -----------  -----------
                                       -----------  -----------  -----------  -----------  -----------  -----------  -----------

    The qualified domestic plan assets include guaranteed investment contracts, mutual and money market funds, government securities, whole life insurance policies and common stock of the Company and Worldtex (such stock with a combined market value of $520 and $515 at December 31, 1993 and 1992, respectively). The United Kingdom plan assets are comprised of certain deferred annuity contracts.

                             WILLCOX & GIBBS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

9.  PENSION AND PROFIT-SHARING PLANS AND POSTRETIREMENT BENEFIT
PLANS (CONTINUED)
    Net periodic pension cost for 1993, 1992 and 1991 included the following components:

                                                           INTEREST COST                                     NET
                                                           ON PROJECTED      ACTUAL           NET         PERIODIC
                                                              BENEFIT       RETURN ON    AMORTIZATION      PENSION
                                           SERVICE COST     OBLIGATIONS      ASSETS      AND DEFERRAL       COST
                                           -------------  ---------------  -----------  ---------------  -----------
1993
United Kingdom...........................    $      76             178           (157)           (15)     $      82
Domestic:
  Non-Qualified..........................    $      49             131         --                 (8)     $     172
  Qualified..............................    $     322             403           (221)          (101)     $     403
  Qualified..............................    $      22              92           (127)        --          $     (13)
                                                                                                              -----
                                                                                                          $     644
                                                                                                              -----
                                                                                                              -----
1992
France...................................    $       9              19         --             --          $      28
United Kingdom...........................    $     102             199           (196)           (18)     $      87
Domestic:
  Non-Qualified..........................    $      97             230         --                 33      $     360
  Qualified..............................    $     299             343           (260)           (84)     $     298
                                                                                                              -----
                                                                                                          $     773
                                                                                                              -----
                                                                                                              -----
1991
France...................................    $       8              20         --             --          $      28
United Kingdom...........................    $      96             124           (149)           (17)     $      54
Domestic:
  Non-Qualified..........................    $      81             227         --                 34      $     342
  Qualified..............................    $     283             367           (372)            24      $     302
                                                                                                              -----
                                                                                                          $     726
                                                                                                              -----
                                                                                                              -----

    For both the qualified domestic plans, the weighted average discount used in determining the actuarial present value of the projected benefit obligation was 7.25% at December 31, 1993 and the rates of increase in future compensation used were 4.5% and 4.0% at December 31, 1993. The weighted average discount rate and the rate of increase in future compensation levels used at December 31, 1992 and 1991 for the one plan were 8.25% and 6.0%, respectively. The expected long-term rates of return on assets were 8.0% and 8.5% for 1993 and 9.5% for all other years.

    For the non-qualified domestic plan, the weighted average discount rate used was 7.5% at December 31, 1993 and 9.5% for all other years. For 1993 and 1992, no salary increase was assumed as the Company has frozen salaries under the plan at current levels. The rate of increase in future compensation in 1991 was 5.0%. Liabilities under this plan attributable to Worldtex employees were assumed by Worldtex in connection with the dividend of Worldtex.

    For the United Kingdom plan, the assumed discount rate at December 31, 1993 was 9.0% and for all other years the rate was 10.0%. The rate of increase in future compensation levels was 9.0% for all years and the expected long-term rate of return on assets was 9.0% at December 31, 1993 and 10.0% for all other years.

                             WILLCOX & GIBBS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

9.  PENSION AND PROFIT-SHARING PLANS AND POSTRETIREMENT BENEFIT
PLANS (CONTINUED)
    For the French plan, the assumed discount rate and rate of increase in future compensation levels were 9.0% and 5.0%, respectively.

    Certain subsidiaries have noncontributory profit-sharing plans and defined contribution pension plans providing for minimum contributions based upon defined levels of subsidiary income or employee compensation.

    Pension and profit-sharing expense for the years ended December 31, 1993, 1992 and 1991 amounted to approximately $1,338, $2,141 and $1,234, respectively.

    A subsidiary of the Company, acquired in 1993 provides certain health care benefits for eligible retired employees. The status of the plan at December 31, 1993 is as follows:

Accumulated postretirement benefit obligation................................  $     722
Unrecognized net gain........................................................          5
                                                                               ---------
Accrued postretirement benefit cost..........................................  $     727
                                                                               ---------
                                                                               ---------

    The postretirement benefit cost in 1993 consisted of interest cost of $39 on the accumulated postretirement benefit obligation ("APBO"). The plan is unfunded. The discount rate used in determining APBO was 7.25%. Increasing assumed health care trends one percentage point will increase the APBO by $66 as of December 31, 1993.

10. INCOME TAXES
    Effective January 1, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes." Under Statement 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Prior to the adoption of Statement 109, income tax expense was determined using the deferred method. Deferred tax expense was based on items of income and expense that were reported in different years in the financial statements and tax returns and were measured at the tax rate in effect in the year the difference originated.

    As permitted by Statement 109, the Company has elected not to restate the financial statements of any prior years. The effect of the change on pretax income from continuing operations for the year ended December 31, 1993 was not material; however, the cumulative effect of the change as of January 1, 1993 increased net income by $660 or $.03 per share.

    The Company and its U.S. subsidiaries file Federal income tax returns on a consolidated basis. The provision (benefit) for income taxes has been classified as follows in the consolidated statements of income:

                                                                           1993       1992       1991
                                                                         ---------  ---------  ---------
Tax provision (benefit) from continuing operations.....................  $   5,038  $  (5,186) $  (1,656)
Provision for discontinued operations..................................      1,303      4,858      4,480
Tax benefit of extraordinary charge....................................     --         --           (794)
                                                                         ---------  ---------  ---------
                                                                         $   6,341  $    (328) $   2,030
                                                                         ---------  ---------  ---------
                                                                         ---------  ---------  ---------

                             WILLCOX & GIBBS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

10. INCOME TAXES (CONTINUED)
    The provision (benefit) for income taxes is comprised of the following:

                                                                           1993       1992       1991
                                                                         ---------  ---------  ---------
Federal:
  Current..............................................................  $     259  $  (1,204) $  (1,278)
  Deferred.............................................................      4,251     (3,164)         1
State and local:
  Current..............................................................        297        873        620
  Deferred.............................................................      1,361          9         63
Foreign:
  Current..............................................................        146      2,330      1,788
  Deferred.............................................................         27        828        836
                                                                         ---------  ---------  ---------
                                                                         $   6,341  $    (328) $   2,030
                                                                         ---------  ---------  ---------
                                                                         ---------  ---------  ---------

    Deferred income taxes result from temporary differences in the recognition of revenue and expenses for financial statement and income tax reporting purposes. The tax effects of each as of December 31, 1993 are as follows:

Deferred tax assets:
  Accounts receivable......................................................  $   2,245
  Inventory................................................................      1,716
  Other liabilities and reserves...........................................      3,206
  Accrued restructuring and transaction costs..............................      2,808
  Federal capital loss and AMT credit carryforward.........................        422
  State net operating loss carryforwards...................................        938
  Valuation allowance......................................................     (1,093)
                                                                             ---------
    Total deferred tax assets..............................................     10,242
                                                                             ---------
Deferred tax liabilities:
  Property, plant and equipment............................................      1,811
  Book/tax difference on asset valuation upon acquisition..................      5,942
                                                                             ---------
    Total deferred tax liabilities.........................................      7,753
                                                                             ---------
    Net deferred tax assets................................................  $   2,489
                                                                             ---------
                                                                             ---------

    Income (loss) before income taxes is comprised of the following:

                                                                        1993        1992       1991
                                                                      ---------  ----------  ---------
Continuing operations:
  Domestic..........................................................  $  11,861  $  (18,275) $  (6,402)
  Foreign...........................................................         67         687        307
                                                                      ---------  ----------  ---------
                                                                         11,928     (17,588)    (6,095)
Discontinued operations.............................................      2,820      12,385     10,603
Extraordinary charge................................................     --          --         (2,230)
                                                                      ---------  ----------  ---------
                                                                      $  14,748  $  ( 5,203) $   2,278
                                                                      ---------  ----------  ---------
                                                                      ---------  ----------  ---------

                             WILLCOX & GIBBS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

10. INCOME TAXES (CONTINUED)
    A reconciliation for 1993, 1992 and 1991 between the amount computed using the Federal income tax rate and the effective rate of tax on income (loss), including discontinued operations, but excluding extraordinary charge, is as follows:

                                                                              1993         1992         1991
                                                                           -----------  -----------  -----------
Statutory Federal income tax rate........................................       35.0%       (34.0)%       34.0%
State and local income taxes, net of Federal income tax effect...........        5.9         11.2         10.8
Compensation-related credits.............................................      --           --            (1.4)
Amortization of goodwill.................................................        2.1          5.3          6.7
Transaction costs........................................................       (1.4)         6.3          7.1
Recognition of acquisition liabilities...................................      --           --            (2.3)
(Decrease) increase in taxes resulting from foreign income subject to foreign income tax but not expected to be subject to U.S. tax in
 foreseeable future......................................................       (0.8)         4.5          8.2
Impact on deferred taxes of 1993 federal corporate tax rate change to
 35%.....................................................................       (1.7)       --           --
Utilization of federal capital loss carryforward not previously
 recognized..............................................................       (2.2)       --           --
Increase in deferred tax asset valuation allowance.......................        2.6        --           --
Alternative minimum tax..................................................        0.6        --           --
Other, net...............................................................        2.9          0.4         (0.6)
                                                                               ---        -----          ---
    Effective tax rate...................................................       43.0%        (6.3)%       62.5%
                                                                               ---        -----          ---
                                                                               ---        -----          ---

    At December 31, 1993, the Company had state net operating loss carryforwards for tax purposes of approximately $16,500. These loss carryforwards will expire from years 1998 to 2008.

11. COMMITMENTS AND CONTINGENCIES
    At December 31, 1993, annual minimum rental commitments under noncancelable operating leases, primarily for real property, are summarized as follows:

1994..............................................................  $   9,325
1995..............................................................      6,791
1996..............................................................      4,829
1997..............................................................      3,564
1998..............................................................      2,663
1999 and thereafter...............................................      6,056
                                                                    ---------
                                                                    $  33,228
                                                                    ---------
                                                                    ---------

    The minimum annual commitments include amounts payable to an officer of the Company and/or members of his and his wife's family and amounts payable to an officer of a subsidiary as follows: 1994 -- $841; 1995 -- $820; 1996 -- $710;
1997 -- $658; 1998 -- $630; thereafter -- $2,519.

    Total rent expense charged to operations for the years ended December 31, 1993, 1992 and 1991 amounted to approximately $6,589, $5,148 and $5,447, respectively.

    At December 31, 1993, the Company was contingently liable for outstanding letters of credit in the amount of $1,001.

                             WILLCOX & GIBBS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

11. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    In the normal course of business, the Company is sometimes named as a defendant in litigation. In the opinion of management, based upon the advice of counsel, any uninsured liability which may result from the resolution of any present litigation or asserted claim will not have a material effect on the Company's financial position or results of operations.

    In connection with the resignation of an executive of the Company on March 18, 1994, the Company has entered into an agreement with such executive which provides, among other things, certain payments and acceleration of certain other payments in connection with the executive's related employment agreement. As of December 31, 1993, the Company's remaining commitments under this agreement total approximately $1.1 million.

12. ACCOUNTS AND NOTES PAYABLE -- TRADE, AND OTHER LIABILITIES
    Accounts and notes payable -- trade and other liabilities consist of the following:

                                                                                   DECEMBER 31,
                                                                              ----------------------
                                                                                 1993        1992
                                                                              -----------  ---------
Accounts and other payables -- trade........................................  $    99,072  $  58,980
Salaries, wages and other compensation......................................       12,875      5,544
Pensions, profit sharing and employee benefits..............................        5,769      4,622
Taxes, other than income taxes..............................................        2,080      1,864
Interest....................................................................        3,068      3,068
Restructuring accruals......................................................          421      2,869
Transaction cost accruals...................................................        1,444      1,880
Other.......................................................................       11,301      7,618
                                                                              -----------  ---------
                                                                              $   136,030  $  86,445
                                                                              -----------  ---------
                                                                              -----------  ---------

13. RESULTS OF OPERATIONS
    The Company has recorded charges to operations of $5,586 and $6,508 for the years ended December 31, 1992 and 1991, respectively, related to certain restructuring actions initiated by the Company ($1,248 and $959 for the years ended December 31, 1992 and 1991, respectively, are included in discontinued apparel operations.)

    In 1992, the Company sold its data communications equipment distribution business and an apparel-related unit in return for $3,350 in cash, $1,858 of short and long-term notes and a marketable equity security with a fair market value of $1,500. The disposal of these businesses relate to actions originally initiated in 1991. The Company also initiated other restructuring actions, including the disposal of other operations, that do not relate to the Company's core business.

    In 1991, the Company initiated certain restructuring actions, including the disposal of certain operations, that did not relate to the Company's core business. These operations included the above-mentioned data communications and apparel-related businesses.

    In 1992 and 1991, certain restructuring actions initiated in 1991 and 1990 required more costs to implement than originally expected. The additional costs, included in the restructuring charges for these periods, changed based on the revised estimates and experience to date.

    On August 16, 1991, the Company redeemed all of the outstanding 13% Senior Subordinated Notes due April 15, 1997 at a redemption price of 100% of the principal amount thereof ($23,000) together with accrued interest to the redemption date. An extraordinary charge of $1,436, net of a tax benefit of $794, was recorded to reflect the write-off of unamortized discount and expense.

                             WILLCOX & GIBBS, INC.
                      SUPPLEMENTARY FINANCIAL INFORMATION
                     YEARS ENDED DECEMBER 31, 1993 AND 1992
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                       PRIMARY EARNINGS (LOSS) PER SHARE (1)(3)
                                                                                   -------------------------------------------------
                                                                                                                  INCOME
                                                        INCOME (LOSS)                                             (LOSS)
                                                           BEFORE                                                 BEFORE
UNAUDITED                     INCOME     INCOME (LOSS)   CUMULATIVE                  INCOME     INCOME (LOSS)   CUMULATIVE
QUARTERLY                   (LOSS) FROM      FROM         EFFECT OF                (LOSS) FROM       FROM        EFFECT OF     NET
FINANCIAL   NET     GROSS   CONTINUING   DISCONTINUED    ACCOUNTING    NET INCOME  CONTINUING    DISCONTINUED   ACCOUNTING   INCOME
 DATA (1)  SALES    PROFIT  OPERATIONS    OPERATIONS       CHANGE        (LOSS)    OPERATIONS     OPERATIONS      CHANGE     (LOSS)
- ------------------ -------- -----------  -------------  -------------  ----------  -----------  --------------  -----------  -------
1993:
First..... $111,824 $ 22,764 $    1,198  $        624   $      1,822   $   2,482   $      .06   $         .03   $      .09   $  .12
Second....  126,427   25,740      1,275           869          2,144       2,144          .06             .04          .10      .10
Third.....  138,691   28,045      2,125           157          2,282       2,282          .10             .01          .11      .11
Fourth....  144,577   30,943      2,292          (133)         2,159       2,159          .11            (.01)         .10      .10
          -------- -------- -----------  -------------  -------------  ----------       -----           -----        -----   -------
          $521,519 $107,492 $    6,890   $      1,517   $      8,407   $   9,067   $      .33   $         .07   $      .40   $  .43
          -------- -------- -----------  -------------  -------------  ----------       -----           -----        -----   -------
          -------- -------- -----------  -------------  -------------  ----------       -----           -----        -----   -------
1992:
First..... $ 81,116 $ 16,821 $        7  $      2,273   $      2,280   $   2,280   $       --   $         .17   $      .17   $  .17
Second....   84,779   16,882        254         2,443          2,697       2,697          .02             .18          .20      .20
Third.....   89,900   17,696       (432)        2,658          2,226       2,226         (.03)            .19          .16      .16
Fourth (2)...  103,285   21,968    (12,231)          153      (12,078)   (12,078)        (.71)            .01         (.70)    (.70)
          -------- -------- -----------  -------------  -------------  ----------       -----           -----        -----   -------
          $359,080 $ 73,367 $  (12,402)  $      7,527   $     (4,875)  $  (4,875)  $     (.85)  $         .52   $     (.33)  $ (.33)
          -------- -------- -----------  -------------  -------------  ----------       -----           -----        -----   -------
          -------- -------- -----------  -------------  -------------  ----------       -----           -----        -----   -------
- ----------
(1) Fully diluted amounts are anti-dilutive in 1993 and 1992.
(2) Refer to Note 2 of the Consolidated Financial Statements.
(3)  Quarterly income (loss) per share amounts for 1992 do not equal the total for the year because of the impact of the issuance of
    6,284,307 shares to Rexel in the fourth quarter.

                                                                     SCHEDULE II

                             WILLCOX & GIBBS, INC.
           AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
              PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES
                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                             (DOLLARS IN THOUSANDS)

                                                                                 DEDUCTIONS
                                                                           ----------------------          BALANCE AT
                                                    BALANCE AT                          AMOUNTS          END OF PERIOD
                                                    BEGINNING               AMOUNTS     WRITTEN    --------------------------
NAME OF DEBTOR AND DESCRIPTION                      OF PERIOD   ADDITIONS  COLLECTED      OFF         CURRENT     NON CURRENT
- --------------------------------------------------  ----------  ---------  ----------  ----------  -------------  -----------
Year ended December 31, 1993:
  Mr. Wayne Campbell, Corporate Vice President --
   8 1/2% Mortgage note due in monthly
   installments of $1.538, including interest
   through October 1, 2016........................  $     126   $  --      $       8   $  --       $          9   $     109
                                                                                                             --
                                                                                                             --
                                                        -----   ---------        ---   ----------                     -----
                                                        -----   ---------        ---   ----------                     -----
Year ended December 31, 1992:
  Mr. Wayne Campbell, Corporate Vice President --
   Mortgage note..................................  $     190   $  --      $      64   $  --       $          8   $     118
                                                                                                             --
                                                                                                             --
                                                        -----   ---------        ---   ----------                     -----
                                                        -----   ---------        ---   ----------                     -----
Year ended December 31, 1991:
  Mr. Wayne Campbell, Corporate Vice President --
   Mortgage note..................................  $     193   $  --      $       3   $  --       $          2   $     188
                                                                                                             --
                                                                                                             --
                                                        -----   ---------        ---   ----------                     -----
                                                        -----   ---------        ---   ----------                     -----

                                                                   SCHEDULE VIII

                             WILLCOX & GIBBS, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                             (DOLLARS IN THOUSANDS)

                                                                 COLUMN C
                                                          ----------------------
                                             COLUMN B           ADDITIONS                               COLUMN E
                                            ----------    ----------------------       COLUMN D        ----------
                COLUMN A                    BALANCE AT    CHARGES TO                 -------------     BALANCE AT
- ----------------------------------------    BEGINNING     COSTS AND                   DEDUCTIONS        CLOSE OF
DESCRIPTION                                 OF PERIOD      EXPENSES      OTHER       FROM RESERVES       PERIOD
- ----------------------------------------    ----------    ----------    --------     -------------     ----------
Year ended December 31, 1993:
  Allowance for doubtful accounts.......    $  10,035     $   2,154     $ 451(B)     $    8,617(A)     $   4,023
                                            ----------    ----------    --------     -------------     ----------
                                            ----------    ----------    --------     -------------     ----------
Year ended December 31, 1992:
  Allowance for doubtful accounts.......    $   8,667     $   3,692     $ 300(B)     $    2,624(A)     $  10,035
                                            ----------    ----------    --------     -------------     ----------
                                            ----------    ----------    --------     -------------     ----------
Year ended December 31, 1991:
  Allowance for doubtful accounts.......    $   8,614     $   4,687     $--          $    4,634(A)     $   8,667
                                            ----------    ----------    --------     -------------     ----------
                                            ----------    ----------    --------     -------------     ----------

- ------------------------
Notes:
(A) Accounts charged off, recoveries, and other adjustments, net, including reclassification of apparel net assets, sale of companies and dividend of Worldtex.
(B)  Additions resulting primarily from acquired companies.

                                                                     SCHEDULE IX

                             WILLCOX & GIBBS, INC.
                             SHORT-TERM BORROWINGS
                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                             (DOLLARS IN THOUSANDS)

                                                         COLUMN C
                                                         ---------      COLUMN D         COLUMN E           COLUMN F
                COLUMN A                    COLUMN B     WEIGHTED    --------------  ----------------  ------------------
- ----------------------------------------  -------------   AVERAGE    MAXIMUM AMOUNT   AVERAGE AMOUNT    WEIGHTED AVERAGE
CATEGORY OF AGGREGATE                      BALANCE AT    INTEREST     OUTSTANDING      OUTSTANDING       INTEREST RATE
SHORT-TERM BORROWINGS                     END OF PERIOD    RATE      DURING PERIOD   DURING PERIOD(1)  DURING PERIOD (2)
- -----------------------                   -------------  ---------   --------------  ----------------  ------------------
Year ended December 31, 1993:
  Notes payable to banks:
    Line of credit -- Corporate.........  $     61,500          4.57% $    70,500    $        3,252                    6.64%
Year ended December 31, 1992:
  Notes payable to banks:
    Line of credit -- Corporate.........       --           --       $    35,330     $       21,144                    5.48%
    Line of credit -- France (3)........       --           --             6,638              5,202                   11.24%
    Line of credit -- France (3)........       --           --            30,254             27,813                   11.66%
Year ended December 31, 1991:
  Notes payable to banks:
    Line of credit -- Corporate.........  $     17,050          6.12% $    46,900    $       13,427                    8.84%
    Line of credit -- France                     4,060         10.86%      10,271             7,881                   11.13%
    Line of credit -- France                    28,957         11.31%      44,646            32,215                   10.67%

- ------------------------
Notes:
(1) The average amount outstanding during the period represents the average daily principal balances outstanding during the period.
(2) The weighted average interest rates during the period were computed by dividing the actual interest incurred on short-term borrowings by the average short-term borrowings.
(3)  All debt in France was included in the dividend of Worldtex.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Reference is made to the information responsive to the Items comprising this
Part III that is contained in the Company's definitive proxy statement for its 1994 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, which is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    FINANCIAL STATEMENTS AND SCHEDULES

    The financial statements and financial statement schedules included in this Report are listed in the introductory portion of Item 8.

    EXHIBITS

    The following exhibits are filed as part of this Report (for convenience of reference, exhibits are listed according to numbers assigned in the exhibit tables of Item 601 of Regulation S-K under the Securities Exchange Act of 1934 and management contracts and compensatory plans are indicated by an asterisk):

  EXHIBIT
    NO.                                                     DESCRIPTION
- -----------  ---------------------------------------------------------------------------------------------------------
       2.1   Purchase Agreement, dated as of April 22, 1992, among the Company, Rexel, ITD and SES -- filed as Exhibit
              2.1 to  the Company's  Current Report  on Form  8-K dated  April 22,  1992, and  incorporated herein  by reference.
       2.2   Purchase Agreement, dated as of November 20, 1993, among Willcox & Gibbs Delaware, Inc., Willcox & Gibbs,
              Inc.,  Summers Group,  Inc., SGDHC, Inc.  and BTR Dunlap,  Inc. -- filed  as Exhibit 2  to the Company's
              Current Report on Form 8-K dated December 17, 1993 and incorporated herein by reference.
       2.3   Purchase Agreement, dated as of December 10, 1993, among Willcox & Gibbs, Inc., ITD and Rexel -- filed as
              Exhibit 2 to the Company's  Current Report on Form  8-K dated March 1,  1994 and incorporated herein  by reference.
       3.1   Composite certificate of incorporation -- filed herewith.
       3.2   By-laws of the Company -- filed herewith.
       4.1   Note  Agreement, dated as of April  2, 1991, between the Company  and The Prudential Insurance Company of
              America -- filed as Exhibit  4.1 to the Company's  report on Form 10-Q for  the quarter ended March  31,
              1991 and incorporated herein by reference.
       4.2   Amendment No. 2, dated as of November 11, 1992, to the Note Agreement, dated as of April 2, 1991 -- filed as  Exhibit  4.2 to  the  Company's annual  report on  Form  10-K for  1992  and incorporated  herein by reference.
       4.3   Amendment No. 3, dated as of March  30, 1993, to the Note Agreement, dated  as of April 2, 1991 --  filed herewith.

  EXHIBIT
    NO.                                                     DESCRIPTION
- -----------  ---------------------------------------------------------------------------------------------------------
       4.4   Amendment No. 4, dated as of December 17, 1993, to the Note Agreement, dated as of April 2, 1991 -- filed herewith.
       4.5   Indenture  dated as of  August 1, 1989  between the Company  and Manufacturers Hanover  Trust Company, as
              Trustee relating to the 7% Debentures -- filed as Exhibit 4 to the Company's report on Form 10-Q for the quarter ended June 30, 1989 and incorporated herein by reference.
       4.6   Mortgage notes dated December 11, 1986 from a subsidiary of the Company to two insurance company lenders, in the original principal amount  of $7,000,000. [This instrument is  not filed pursuant to  instruction
              (b)(4)(iii) of Item 601 of Regulation S-K; a copy will be furnished to the Commission upon request.]
      10.1   Amended Employment Contact dated as of July 12, 1988 between the Company and Sidney B. Becker -- filed as
              Exhibit 10.1 to the Company's annual report on Form 10-K for 1988 and incorporated herein by reference.*
      10.2   Amendment  dated January 17, 1990, to  the Amended Employment Contract between  the Company and Sidney B.
              Becker -- filed as Exhibit 10.2  to the Company's annual report on  Form 10-K for 1990 and  incorporated herein by reference.*
      10.3   Letter  Agreement, dated April 22, 1992, between the Company and Sidney B. Becker relating to his Amended
              Employment Contract -- filed as Exhibit E to the Company's Proxy Statement, dated September 2, 1992, and incorporated herein by reference.*
      10.4   Employment Contract dated as of  July 12, 1988 between  the Company and Allan  M. Gonopolsky -- filed  as
              Exhibit 10.2 to the Company's annual report on Form 10-K for 1988 and incorporated herein by reference.*
      10.5   Letter  Agreement, dated  April 22, 1992,  between the  Company and Allan  M. Gonopolsky  relating to his
              Employment Contract -- filed as Exhibit G to the Company's Proxy Statement, dated September 2, 1992, and incorporated herein by reference.*
      10.6   Amended Employment Contract dated as of July 12, 1988 between the Company and Richard J. Mackey --  filed as  Exhibit  10.4 to  the Company's  annual report  on  Form 10-K  for 1988  and incorporated  herein by reference.*
      10.7   Amendment dated January 8, 1991,  to the Amended Employment Contract  between the Company and Richard  J.
              Mackey  -- filed as Exhibit 10.5  to the Company's annual report on  Form 10-K for 1990 and incorporated herein by reference.*
      10.8   Letter Agreement, dated April 22, 1992, between the Company and Richard J. Mackey relating to his Amended
              Employment Contract -- filed as Exhibit F to the Company's Proxy Statement, dated September 2, 1992, and incorporated herein by reference.*
      10.9   Employment Contract dated  as of  April 22, 1992  between the  Company and John  K. Ziegler  -- filed  as
              Exhibit  C  to the  Company's  Proxy Statement,  dated  September 2,  1992,  and incorporated  herein by reference.*
      10.10  Employment Contract dated April 22, 1992, between the Company and Robert M. Merson -- filed as Exhibit  D to the Company's Proxy Statement, dated September 2, 1992, and incorporated herein by reference.*
      10.11  Employment  Contract dated  as of  January 1,  1991 between the  Company and  Wayne Campbell  -- filed on
              Exhibit 10.9 to the Company's annual report on Form 10-K for 1990 and incorporated herein by reference.*

  EXHIBIT
    NO.                                                     DESCRIPTION
- -----------  ---------------------------------------------------------------------------------------------------------
      10.12  Distributorship Agreement dated as  of September 1, 1982  between the Company and  a subsidiary of  Pfaff providing  for distribution  of industrial  sewing equipment  parts --  filed as  Exhibit 10-(1)  to the
              Company's report on Form 8-K dated September 22, 1982 and incorporated herein by reference.
      10.13  Amendment dated as of December 15, 1986 to  the Distributorship Agreement with Pfaff -- filed as  Exhibit
              10.15 to the Company's annual report or Form 10-K for 1987 and incorporated herein by reference.
      10.14  Distributorship  Agreement dated as  of September 1, 1982  between the Company  and Pegasus providing for distribution of industrial sewing equipment parts -- filed as Exhibit 10-(2) to the Company's report  on
              Form 8-K dated September 22, 1982 and incorporated herein by reference.
      10.15  Amendment dated as of December 15, 1986 to the Distributorship Agreement with Pegasus -- filed as Exhibit
              10.17 to the Company's annual report on Form 10-K for 1987 and incorporated herein by reference.
      10.16  Revolving  Credit  and Reimbursement  Agreement dated  as of  December  17, 1993,  among the  Company and
              NationsBank of Florida, National Association, and Credit Lyonnais New York Branch -- filed herewith.
      10.17  1988 Stock Incentive Plan, as amended and restated effective  March 9, 1993 -- filed as Exhibit A to  the
              Company's  Proxy  Statement for  its annual  meeting of  stockholders  to be  held on  May 21,  1993 and incorporated herein by reference.*
      10.18  1985 Stock Option Plan as amended -- filed as  Exhibit A to the Company's Proxy Statement for its  annual meeting  of stockholders held on  May 10, 1985 and  amended as described in  the Proxy Statement for the annual meeting held on May 9, 1986 and incorporated herein by reference.*
      10.19  1982 Stock Option Plan -- filed as Exhibit A  to the Company's Proxy Statement for its annual meeting  of stockholders held on May 14, 1982 and incorporated herein by reference.*
      10.20  Incentive Compensation Plan for Key Employees -- filed as Exhibit 10.22 to the Company's annual report on
              Form 10-K for 1983 and incorporated herein by reference.*
      10.21  Form  of indemnification agreement, dated as of November  18, 1986, between the Company and its directors and officers  -- filed  as Exhibit  10.30 to  the Company's  annual report  on Form  10-K for  1986  and incorporated herein by reference.
      10.22  Rights  Agreement, dated  as of  January 10,  1989 -- filed  as Exhibit  1 to  the Company's registration statement on Form 8-A, dated January 17, 1989 and incorporated herein by reference.
      10.23  Amendment, dated November 12, 1992,  to the Rights Agreement,  dated as of January  10, 1989 -- filed  as
              Exhibit 4.1 to Amendment No. 2 on Form 8, dated November 30, 1992, to Registration Statement on Form 8-A
              and incorporated herein by reference.
      10.24  Third  Amendment, dated March 1, 1994, to the Rights Agreement,  dated as of January 10, 1989 -- filed as
              Exhibit 10.2 to the Company's Current Report on Form 8-K dated March 1, 1994 and incorporated herein  by reference.
      10.25  Investment  Agreement, dated as of November 12, 1992, among the Company, CDME and ITD -- filed as Exhibit
              10.24 to the Company's annual report on Form 10-K for 1992 and incorporated herein by reference.
      10.26  Amendment No. 1, dated as of March 1, 1994, to the Investment Agreement, dated as of November 12, 1992 --
              filed as Exhibit 10.1 to the Company's Current Report  on Form 8-K dated March 1, 1994 and  incorporated herein by reference.

  EXHIBIT
    NO.                                                     DESCRIPTION
- -----------  ---------------------------------------------------------------------------------------------------------
      10.27  Distribution Agreement, dated as of November 12, 1992, between the Company and Worldtex, Inc. -- filed as
              Exhibit 10.25 to the Company's annual report on Form 10-K for 1992 and incorporated herein by reference.
      10.28  Tax  Sharing Agreement, dated as of November 12, 1992, between the Company and Worldtex, Inc. -- filed as
              Exhibit 10.26 to the Company's annual report on Form 10-K for 1992 and incorporated herein by reference.
      10.29  Severance Agreement, dated as of March 18, 1994, between the Company, Steinthal Sample Co., Inc. and John
              K. Ziegler -- filed herewith.
      11.1   Statement re computation of per share earnings -- filed herewith.
      21.1   Subsidiaries of the Company -- filed herewith.
      23.1   Consent of Coopers & Lybrand -- filed herewith.
      24.1   Powers of Attorney executed by certain directors and officers of the Company -- filed herewith.

    8-K REPORTS

    During the last quarter of the Company's 1993 fiscal year, the Company did not file a Current Report on Form 8-K.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 1994                     WILLCOX & GIBBS, INC.

                                          By:       /s/ Allan M. Gonopolsky

                                             -----------------------------------
                                                     Allan M. Gonopolsky
                                               VICE PRESIDENT, CHIEF FINANCIAL
                                              OFFICER AND CORPORATE CONTROLLER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 30, 1994 by the following persons on behalf of the registrant and in the capacities indicated.

                   ALAIN VIRY*                         President and Chief Executive
- ----------------------------------------------------    Officer and Director
                     Alain Viry
               /s/ Allan M. Gonopolsky                 Vice President, Chief Financial
 ----------------------------------------------------   Officer, Corporate Controller
                Allan M. Gonopolsky
        ATTORNEY FOR PERSONS INDICATED BY
ASTERISK
              FREDERIC DE CASTRO*                      Director
- ----------------------------------------------------
                 Frederic de Castro
                 JOHN B. FRASER*                       Director
- ----------------------------------------------------
                   John B. Fraser
                R. GARY GENTLES*                       Director
- ----------------------------------------------------
                  R. Gary Gentles
                   AUSTIN LIST*                        Director
- ----------------------------------------------------
                     Austin List
                   ERIC LOMAS*                         Director
- ----------------------------------------------------
                     Eric Lomas
               GERALD E. MORRIS*                       Director
- ----------------------------------------------------
                  Gerald E. Morris
               NICOLAS SOKOLOW*                        Director
- ----------------------------------------------------
                  Nicolas Sokolow
                SERGE WEINBERG*                        Director
- ----------------------------------------------------
                   Serge Weinberg

                               INDEX TO EXHIBITS

  EXHIBIT
    NO.                                                     DESCRIPTION
- -----------  ---------------------------------------------------------------------------------------------------------
       2.1   Purchase Agreement, dated as of April 22, 1992, among the Company, Rexel, ITD and SES -- filed as Exhibit
              2.1 to  the Company's  Current Report  on Form  8-K dated  April 22,  1992, and  incorporated herein  by reference.
       2.2   Purchase Agreement, dated as of November 20, 1993, among Willcox & Gibbs Delaware, Inc., Willcox & Gibbs,
              Inc.,  Summers Group,  Inc., SGDHC, Inc.  and BTR Dunlap,  Inc. -- filed  as Exhibit 2  to the Company's
              Current Report on Form 8-K dated December 17, 1993 and incorporated herein by reference.
       2.3   Purchase Agreement, dated as of December 10, 1993, among Willcox & Gibbs, Inc., ITD and Rexel -- filed as
              Exhibit 2 to the Company's  Current Report on Form  8-K dated March 1,  1994 and incorporated herein  by reference.
       3.1   Composite certificate of incorporation -- filed herewith.
       3.2   By-laws of the Company -- filed herewith.
       4.1   Note  Agreement, dated as of April  2, 1991, between the Company  and The Prudential Insurance Company of
              America -- filed as Exhibit  4.1 to the Company's  report on Form 10-Q for  the quarter ended March  31,
              1991 and incorporated herein by reference.
       4.2   Amendment No. 2, dated as of November 11, 1992, to the Note Agreement, dated as of April 2, 1991 -- filed as  Exhibit  4.2 to  the  Company's annual  report on  Form  10-K for  1992  and incorporated  herein by reference.
       4.3   Amendment No. 3, dated as of March  30, 1993, to the Note Agreement, dated  as of April 2, 1991 --  filed herewith.
       4.4   Amendment No. 4, dated as of December 17, 1993, to the Note Agreement, dated as of April 2, 1991 -- filed herewith.
       4.5   Indenture  dated as of  August 1, 1989  between the Company  and Manufacturers Hanover  Trust Company, as
              Trustee relating to the 7% Debentures -- filed as Exhibit 4 to the Company's report on Form 10-Q for the quarter ended June 30, 1989 and incorporated herein by reference.
       4.6   Mortgage notes dated December 11, 1986 from a subsidiary of the Company to two insurance company lenders, in the original principal amount  of $7,000,000. [This instrument is  not filed pursuant to  instruction
              (b)(4)(iii) of Item 601 of Regulation S-K; a copy will be furnished to the Commission upon request.]
      10.1   Amended Employment Contact dated as of July 12, 1988 between the Company and Sidney B. Becker -- filed as
              Exhibit 10.1 to the Company's annual report on Form 10-K for 1988 and incorporated herein by reference.*
      10.2   Amendment  dated January 17, 1990, to  the Amended Employment Contract between  the Company and Sidney B.
              Becker -- filed as Exhibit 10.2  to the Company's annual report on  Form 10-K for 1990 and  incorporated herein by reference.*
      10.3   Letter  Agreement, dated April 22, 1992, between the Company and Sidney B. Becker relating to his Amended
              Employment Contract -- filed as Exhibit E to the Company's Proxy Statement, dated September 2, 1992, and incorporated herein by reference.*
      10.4   Employment Contract dated as of  July 12, 1988 between  the Company and Allan  M. Gonopolsky -- filed  as
              Exhibit 10.2 to the Company's annual report on Form 10-K for 1988 and incorporated herein by reference.*
      10.5   Letter  Agreement, dated  April 22, 1992,  between the  Company and Allan  M. Gonopolsky  relating to his
              Employment Contract -- filed as Exhibit G to the Company's Proxy Statement, dated September 2, 1992, and incorporated herein by reference.*

  EXHIBIT
    NO.                                                     DESCRIPTION
- -----------  ---------------------------------------------------------------------------------------------------------
      10.6   Amended Employment Contract dated as of July 12, 1988 between the Company and Richard J. Mackey --  filed as  Exhibit  10.4 to  the Company's  annual report  on  Form 10-K  for 1988  and incorporated  herein by reference.*
      10.7   Amendment dated January 8, 1991,  to the Amended Employment Contract  between the Company and Richard  J.
              Mackey  -- filed as Exhibit 10.5  to the Company's annual report on  Form 10-K for 1990 and incorporated herein by reference.*
      10.8   Letter Agreement, dated April 22, 1992, between the Company and Richard J. Mackey relating to his Amended
              Employment Contract -- filed as Exhibit F to the Company's Proxy Statement, dated September 2, 1992, and incorporated herein by reference.*
      10.9   Employment Contract dated  as of  April 22, 1992  between the  Company and John  K. Ziegler  -- filed  as
              Exhibit  C  to the  Company's  Proxy Statement,  dated  September 2,  1992,  and incorporated  herein by reference.*
      10.10  Employment Contract dated April 22, 1992, between the Company and Robert M. Merson -- filed as Exhibit  D to the Company's Proxy Statement, dated September 2, 1992, and incorporated herein by reference.*
      10.11  Employment  Contract dated  as of  January 1,  1991 between the  Company and  Wayne Campbell  -- filed on
              Exhibit 10.9 to the Company's annual report on Form 10-K for 1990 and incorporated herein by reference.*
      10.12  Distributorship Agreement dated as  of September 1, 1982  between the Company and  a subsidiary of  Pfaff providing  for distribution  of industrial  sewing equipment  parts --  filed as  Exhibit 10-(1)  to the
              Company's report on Form 8-K dated September 22, 1982 and incorporated herein by reference.
      10.13  Amendment dated as of December 15, 1986 to  the Distributorship Agreement with Pfaff -- filed as  Exhibit
              10.15 to the Company's annual report or Form 10-K for 1987 and incorporated herein by reference.
      10.14  Distributorship  Agreement dated as  of September 1, 1982  between the Company  and Pegasus providing for distribution of industrial sewing equipment parts -- filed as Exhibit 10-(2) to the Company's report  on
              Form 8-K dated September 22, 1982 and incorporated herein by reference.
      10.15  Amendment dated as of December 15, 1986 to the Distributorship Agreement with Pegasus -- filed as Exhibit
              10.17 to the Company's annual report on Form 10-K for 1987 and incorporated herein by reference.
      10.16  Revolving  Credit  and Reimbursement  Agreement dated  as of  December  17, 1993,  among the  Company and
              NationsBank of Florida, National Association, and Credit Lyonnais New York Branch -- filed herewith.
      10.17  1988 Stock Incentive Plan, as amended and restated effective  March 9, 1993 -- filed as Exhibit A to  the
              Company's  Proxy  Statement for  its annual  meeting of  stockholders  to be  held on  May 21,  1993 and incorporated herein by reference.*
      10.18  1985 Stock Option Plan as amended -- filed as  Exhibit A to the Company's Proxy Statement for its  annual meeting  of stockholders held on  May 10, 1985 and  amended as described in  the Proxy Statement for the annual meeting held on May 9, 1986 and incorporated herein by reference.*
      10.19  1982 Stock Option Plan -- filed as Exhibit A  to the Company's Proxy Statement for its annual meeting  of stockholders held on May 14, 1982 and incorporated herein by reference.*
      10.20  Incentive Compensation Plan for Key Employees -- filed as Exhibit 10.22 to the Company's annual report on
              Form 10-K for 1983 and incorporated herein by reference.*

  EXHIBIT
    NO.                                                     DESCRIPTION
- -----------  ---------------------------------------------------------------------------------------------------------
      10.21  Form  of indemnification agreement, dated as of November  18, 1986, between the Company and its directors and officers  -- filed  as Exhibit  10.30 to  the Company's  annual report  on Form  10-K for  1986  and incorporated herein by reference.
      10.22  Rights  Agreement, dated  as of  January 10,  1989 -- filed  as Exhibit  1 to  the Company's registration statement on Form 8-A, dated January 17, 1989 and incorporated herein by reference.
      10.23  Amendment, dated November 12, 1992,  to the Rights Agreement,  dated as of January  10, 1989 -- filed  as
              Exhibit 4.1 to Amendment No. 2 on Form 8, dated November 30, 1992, to Registration Statement on Form 8-A
              and incorporated herein by reference.
      10.24  Third  Amendment, dated March 1, 1994, to the Rights Agreement,  dated as of January 10, 1989 -- filed as
              Exhibit 10.2 to the Company's Current Report on Form 8-K dated March 1, 1994 and incorporated herein  by reference.
      10.25  Investment  Agreement, dated as of November 12, 1992, among the Company, CDME and ITD -- filed as Exhibit
              10.24 to the Company's annual report on Form 10-K for 1992 and incorporated herein by reference.
      10.26  Amendment No. 1, dated as of March 1, 1994, to the Investment Agreement, dated as of November 12, 1992 --
              filed as Exhibit 10.1 to the Company's Current Report  on Form 8-K dated March 1, 1994 and  incorporated herein by reference.
      10.27  Distribution Agreement, dated as of November 12, 1992, between the Company and Worldtex, Inc. -- filed as
              Exhibit 10.25 to the Company's annual report on Form 10-K for 1992 and incorporated herein by reference.
      10.28  Tax  Sharing Agreement, dated as of November 12, 1992, between the Company and Worldtex, Inc. -- filed as
              Exhibit 10.26 to the Company's annual report on Form 10-K for 1992 and incorporated herein by reference.
      10.29  Severance Agreement, dated as of March 18, 1994, between the Company, Steinthal Sample Co., Inc. and John
              K. Ziegler -- filed herewith.
      11.1   Statement re computation of per share earnings -- filed herewith.
      21.1   Subsidiaries of the Company -- filed herewith.
      23.1   Consent of Coopers & Lybrand -- filed herewith.
      24.1   Powers of Attorney executed by certain directors and officers of the Company -- filed herewith.