Form 10-Q
period 1994-03-31
WILLCOX & GIBBS INC
filed 1994-05-16
CIK 107203

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549



      / X / QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 1994

Commission file number:  1-5731


                             Willcox & Gibbs, Inc.
                         (Exact name of registrant as
                           specified in its charter)

           New York                                     13-1474527
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                     Identification No.)

530 Fifth Avenue, New York, New York                        10036
(Address of principal executive offices)                  (Zip Code)

                                (212) 869-1800
                        (Registrant's telephone number,
                             including area code)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes / X /    No /   /

          Indicate number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

              Date                   Class              Shares Outstanding

         April 29, 1994          Common Stock               24,438,952

                             WILLCOX & GIBBS, INC.

                                     INDEX

                                                                Page Number

Part I - Financial Information

     [S]                                                            [C]
     Condensed Consolidated Balance Sheets (Unaudited)
     at March 31, 1994 and December 31, 1993......................   1

     Condensed Consolidated Statements of Income
     (Unaudited) for the Three Months Ended March 31, 1994
     and 1993.....................................................   2

     Condensed Consolidated Statements of Cash Flow
     (Unaudited) for the Three Months Ended March 31, 1994
     and 1993.....................................................   3

     Notes to Unaudited Condensed Consolidated
     Financial Statements.........................................   4

     Report of Independent Accountants............................   7

     Management's Discussion and Analysis of Financial
     Condition and Results of Operations..........................   8

Part II - Other Information.......................................  11

                             WILLCOX & GIBBS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (000's omitted, except for share amounts)

                                                         Mar. 31,     Dec. 31,
                                                           1994         1993
                                                              (UNAUDITED)
[S]                                                      [C]         [C]
ASSETS
Current Assets
     Cash and Cash Equivalents                           $  9,812    $ 19,131
     Accounts and Notes Receivable - Net                  131,669     129,163
     Inventories of Finished Goods                        118,214     117,577
     Income Taxes Receivable                                    0       1,407
     Prepaid Expenses and Other Current Assets              6,477       9,002
     Deferred Income Taxes                                  1,796       1,796
                                                         --------    --------
          Total Current Assets                            267,968     278,076

Investments and Noncurrent Receivables                      2,295       2,599
Property, Plant & Equipment - Net                          53,230      52,682
Other Assets                                                4,870       4,350
Deferred Income Taxes                                         693         693
Net Assets of Discontinued Operations                      42,951      43,337
Cost in Excess of Net Assets of Acquired Businesses
      - Net                                                46,758      47,079
                                                         --------    --------
                                                         $418,765    $428,816
                                                         --------    --------
                                                         --------    --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Short-Term Debt                                     $ 21,110    $ 61,500
     Current Installments of Long-Term Debt                16,429       9,261
     Accounts and Notes Payable - Trade and Other
        Liabilities                                       132,381     136,030
     Income Taxes Payable                                     691           0
                                                         --------    --------
          Total Current Liabilities                       170,611     206,791
Long-Term Debt                                            118,994     125,975
Other Long-Term Liabilities                                 3,706       3,528

Stockholders' Equity
     Preferred Stock (Authorized 600,000 Shares,
        None Issued)                                            0           0
     Preference Stock (Authorized 2,000,000 Shares,
        None Issued)                                            0           0
     Common Stock (24,705,233 and 21,213,953 Shares
        Issued in 1994 and 1993)                           24,705      21,214
     Capital Surplus                                       81,370      53,818
     Retained Earnings                                     23,834      21,874
     Cumulative Foreign Translation Adjustment             (1,279)     (1,333)
     Marketable Equity Security Adjustment                   (750)       (625)
     Treasury Stock, at Cost (266,281 Shares)              (2,426)     (2,426)
                                                         --------    --------
                                                          125,454      92,522
                                                         --------    --------
                                                         $418,765    $428,816
                                                         --------    --------
                                                         --------    --------

         SEE ACCOMPANYING REPORT OF INDEPENDENT ACCOUNTANTS AND NOTES
           TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             WILLCOX & GIBBS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (000's omitted, except for per share amounts)


                                                           THREE MONTHS ENDED
                                                                MARCH 31
                                                           1994         1993
                                                              (UNAUDITED)
[S]                                                      [C]         [C]
Net Sales                                                $244,607    $111,824
Cost of Goods Sold                                        194,283      89,060
                                                         --------    --------
     Gross Profit                                          50,324      22,764
Selling and Administrative Expenses                        45,061      19,236
                                                         --------    --------
     Operating Profit                                       5,263       3,528
                                                         --------    --------
Interest Expense                                            2,245       1,455
                                                         --------    --------
Other Income (Expense) - Net                                   76         (36)
                                                         --------    --------
Income from Continuing Operations Before Income Taxes       3,094       2,037
Provision for Income Taxes                                  1,361         839
                                                         --------    --------
Income from Continuing Operations                           1,733       1,198
Discontinued Operations, Net of Income Tax Expense of
     $175 and $536                                            232         624
                                                         --------    --------
Income Before Cumulative Effect of Change in
     Accounting For Income Taxes                            1,965       1,822
Cumulative Effect of Change in Accounting For
     Income Taxes                                               0         660
                                                         --------    --------
Net Income                                                 $1,965      $2,482
                                                         --------    --------
                                                         --------    --------

Income per Common Share
     Income from Continuing Operations                      $0.08       $0.06
     Discontinued Operations                                 0.01        0.03
                                                         --------    --------
     Income Before Cumulative Effect of Change in
       Accounting For Income Taxes                           0.09        0.09
     Cumulative Effect of Change in Accounting For
       Income Taxes                                          0.00        0.03
                                                         --------    --------
     Net Income                                             $0.09       $0.12
                                                         --------    --------
                                                         --------    --------

Average Number of Common and Common Equivalent Shares      22,191      20,949
                                                         --------    --------
                                                         --------    --------
Dividends per Common Share                                  $0.00       $0.00
                                                         --------    --------
                                                         --------    --------

         SEE ACCOMPANYING REPORT OF INDEPENDENT ACCOUNTANTS AND NOTES
           TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                (000's omitted)

                                                           THREE MONTHS ENDED
                                                                MARCH 31
                                                           1994          1993
                                                              (UNAUDITED)
[S]                                                     [C]          [C]
Net Cash Provided By (Used In) Operating Activities     $   3,923       ($952)
                                                        ---------    --------
Cash Flows From Investing Activities
     Capital Expenditures                                  (2,341)     (1,837)
     Sale Of Short-Term Investments                             0      12,874
     Other Investing Activities                            (1,177)        181
                                                        ---------    --------
       Net Cash (Used In) Provided By Investing
         Activities                                        (3,518)     11,218
                                                        ---------    --------
Cash Flows From Financing Activities
     Net Payments Under Line Of Credit Arrangements       (40,390)          0
     Sale Of Common Stock To Rexel                         31,043           0
     Other Debt Payments And Sundry Financing
        Activities                                           (377)       (507)
                                                        ---------    --------

          Net Cash Used In Financing Activities            (9,724)       (507)
                                                        ---------    --------

Net (Decrease) Increase In Cash                            (9,319)      9,759
Cash And Cash Equivalents At Beginning Of Period           19,131      15,567
                                                        ---------    --------
Cash And Cash Equivalents At End Of Period              $   9,812     $25,326
                                                        ---------    --------
                                                        ---------    --------


         SEE ACCOMPANYING REPORT OF INDEPENDENT ACCOUNTANTS AND NOTES
           TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             WILLCOX & GIBBS, INC.

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying financial information should be read in conjunction with the financial statements, including the notes thereto, for the year ended December 31, 1993. The condensed consolidated balance sheet as of December 31, 1993 has been summarized from the Company's audited consolidated balance sheet as of that date.

2. Results for interim periods are not necessarily indicative of the results to be expected for the year. The accompanying financial information reflects all adjustments which are, in the opinion of Management, necessary for a fair statement of the results for the period.

3. Inventories are stated at the lower of cost (determined by either LIFO for continuing operations or FIFO for discontinued operations) or market.

4. Income per common share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the periods.

5. On April 12, 1993 the Company acquired Sacks Electrical Supply Co. ("Sacks"), a distributor of electrical supplies and components for $13.9 million (including $0.3 million of acquisition costs).

     On December 17, 1993, the Company acquired Summers Group, Inc. ("Summers"), a distributor of electrical supplies and components, for $60.7 million in cash (including $0.7 million of acquisition costs) and a $25 million three-year note issued to the seller, plus contingent consideration to be determined based on defined profits of Summers, subject to a maximum purchase price of $120 million.

     Each of these 1993 acquisitions has been recorded as a purchase, and the excess of the total purchase price over the fair value of the net assets acquired ($6.9 million for Sacks and $11.5 million for Summers) is being amortized over 40 years. Sacks' and Summers' results of operations are included in the Company's financial statements from the respective dates of acquisition.

     The following table summarizes the effect on consolidated sales and income from continuing operations of the Company for the three months ended March 31, 1993, on an unaudited pro forma basis, assuming these acquisitions had been consummated as of January 1, 1993 (000's omitted, except for income per share).

                             WILLCOX & GIBBS, INC.

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

                                                          Three months
                                                              Ended
                                                          March 31, 1993

     [S]                                                     [C]
     Sales                                                   $227,196
                                                             --------
                                                             --------
     Income from Continuing Operations                       $  2,382
                                                             --------
                                                             --------
     Income per Share from Continuing Operations             $    .11
                                                             --------
                                                             --------

     The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect at the beginning of the period nor are they necessarily indicative of future consolidated results.

6. In the fourth quarter of 1993, the Company has decided to sell its apparel parts and supplies distribution business ("Apparel") and has engaged an investment banking firm, of which a director of the Company is president, to seek a purchaser. Accordingly, this business is included in the Consolidated Statements of Income as discontinued operations for all periods presented. Summarized results of the discontinued operations are as follows (000's omitted):

                                                     Three Months Ended
                                                          March 31
                                                      1994         1993
     [S]                                            [C]          [C]

     Sales                                          $18,839      $19,058
                                                    -------      -------
                                                    -------      -------
     Net Income                                     $   232      $   624
                                                    -------      -------
                                                    -------      -------


     Interest expense of $984 and $956 for the three months ended March 31, 1994 and 1993, respectively, have been allocated to apparel operation results based upon net assets of the apparel operation.
     The assets of the apparel operations at March 31, 1994 and December 31, 1993 are included in the accompanying Condensed Consolidated Balance Sheets as "Net assets of discontinued operations." The assets and liabilities of the apparel operation included are as follows:

                                                    March 31,      December 31,
                                                        1994           1993
     [S]                                              [C]            [C]
     Current Assets                                   $42,907        $43,632
     Property, plant and equipment - net                2,809          2,795
     Investment and noncurrent receivables              1,547          1,180
     Other assets                                         713            759
     Cost in excess of net assets of acquired
          businesses - net                              1,577          1,590
                                                      -------        -------
            Total assets                               49,553         49,956
     Current liabilities                                6,602          6,619
                                                      -------        -------
            Net assets                                $42,951        $43,337
                                                      -------        -------
                                                      -------        -------

                             WILLCOX & GIBBS, INC.

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


7. Effective January 1, 1993, the Company adopted FASB Statement No. 109, "Accounting for Income Taxes." Under Statement 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Prior to the adoption of Statement 109, income tax expense was determined using the deferred method. Deferred tax expense was based on items of income and expense that were reported in different years in the financial statements and tax returns and were measured at the tax rate in effect in the year the difference originated.

     As permitted by Statement 109, the Company has elected not to restate the financial statements of any prior years. The effect of the change on pretax income from continuing operations for the three months ended March 31, 1993 was not material; however, the cumulative effect of the change increased net income by $660,000 or $.03 per share.

8. In connection with the resignation of an executive of the Company on March 18, 1994, the Company entered into an agreement with such executive which provided, among other things, certain payments and acceleration of certain other payments in connection with the executive's related employment agreement. First quarter results for 1994 include charges of $1.7 million ($1.0 million net of tax) in connection with this agreement.

9. On March 1, 1994, the Company sold to Rexel, S.A. 3,491,280 newly issued shares of Company common stock for a total cash purchase price of $31.4 million which was used to repay short-term debt. As a result, Rexel increased its beneficial ownership of the outstanding common stock of the Company from 30% to 40%.

10. At March 31, 1994, the Company was in default with respect to the interest coverage ratio and fixed charges coverage ratio under the Revolving Credit and Reimbursement Agreement, which default has been waived by the Banks.

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors of
Willcox & Gibbs, Inc.:


We have reviewed the accompanying condensed consolidated balance sheet of Willcox & Gibbs, Inc. (the "Company") as of March 31, 1994, and the related condensed consolidated statements of income and cash flows for three-month periods ended March 31, 1994 and 1993. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1993, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year then ended (not presented herein), and in our report dated March 4, 1994, except as to the information presented in the last paragraph of Note 11, for which the date is March 18, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1993 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




                                   Coopers & Lybrand




New York, New York
May 13, 1994

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

          Sales for the first quarter ended March 31, 1994 were $244.6 million compared with $111.8 million for the same period a year ago. First quarter sales of 1994 included a total of $123.8 million from Summers Group and The Sacks Group, which were acquired in December 1993 and April 1993, respectively.

          The Company reported income from continuing operations of $1.7 million or $.08 per share compared to $1.2 million or $0.6 per share in 1993. Excluding charges associated primarily with the resignation of an officer of the Company totalling $2.1 million ($1.2 million net of tax), income from continuing operations for the 1994 quarter was $2.9 million or $.13 per share.

          As previous announced, the Company has decided to sell its apparel parts and supplies distribution business ("Apparel"). Results of Apparel are included as discontinued operations for all periods presented. In addition, the Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109") in the first quarter of 1993. Adoption of this statement resulted in a credit to income in the first quarter of 1993 of $0.7 million or $.03 per share which is reflected in results of operations as the cumulative effect of a change in accounting principle.

          In March 1994, as more fully discussed under "Liquidity; Capital Resources", the Company sold 3.5 million newly issued shares of common stock to Rexel, S.A. for $31.4 million. As a result of the issuance of these shares, the average number of common and common equivalent shares has increased to 22.2 million for the first quarter of 1994 compared to 20.9 million for the same period of the prior year.

          As a result, net income of the Company was $2.0 million, or $.09 per share for the first quarter of 1994 compared to net income of $2.5 million, or $.12 per share for the comparable period of the prior year.

          The following table sets forth the percentages which certain income and expense items bear to net sales:

                                                    Three Months Ended
                                                        March 31,
                                                     1994         1993
[S]                                                  [C]           [C]
Net sales                                            100.0%        100.0%
                                                     ------        ------
                                                     ------        ------
Gross margin                                          20.6%         20.4%
Selling & administrative expenses                     18.4          17.3
                                                     ------        ------
Operating profit                                       2.2           3.1
Interest expense                                        .9           1.3
Other income                                            -             -
                                                     ------        ------
Income from continuing operations before
   taxes                                               1.3%          1.8%
                                                     ------        ------
                                                     ------        ------


          On a pro forma basis, assuming the Summers and Sacks acquisitions were made on January 1, 1993, sales were up 7.7% reflecting improvement in residential construction and industrial markets and notwithstanding the adverse effect of the California earthquake and severe weather conditions in the mid-Atlantic region. All electrical divisions reflected both sales and operating income increases over the prior year. Strong competition continues to put pressure on margins, which increased slightly to 20.6% from 20.4% for the same period of the prior years.

          Selling and administrative expense increased $25.8 million and was 18.4% of sales in the first quarter of 1994 compared to 17.3% for the same period of the prior year. This increase reflected the additional operations added through the above-mentioned acquisitions and the $2.1 million of charges associated primarily with the resignation of an officer.

          Interest expense increased to $2.2 million from $1.5 million, reflecting the borrowings in connection with the Summers acquisition offset to some extent by the paydown of debt with the funds received from the sale of shares to Rexel.

          As previously mentioned, the Company adopted SFAS 109 in the first quarter of 1993. It is management's belief that the net deferred tax asset as reflected on the financial statements will be realized based upon forecasted future pretax earnings and taxable income as well as utilization of certain carryback opportunities. Such forecasts reflect the disposals of operations that do not relate to the Company's core business, as well as the expected results of the Company's most recent acquisitions.

          Sales of the Company's discontinued apparel operations were down 1.2% in the first quarter of 1994 compared to the same period of the prior year. Margins were down, however, primarily as a result of lower margin product comprising a greater proportion of sales. The Company expects to complete the sale of Apparel during the second half of this year.

Liquidity; Capital Resources

          The Company's working capital requirements continue to be met by internally generated funds and short-term borrowings. Management believes sufficient cash resources will be available to support its long-term growth strategies through internally generated funds, credit arrangements and the ability of the Company to obtain additional financing. However, no assurance can be given that financing will continue to be available on attractive terms.

          On March 1, 1994, the Company sold to Rexel 3,491,280 newly issued shares of Company common stock for a total cash purchase price of $31.4 million, which was used to repay short-term debt and significantly strengthen the Company's balance sheet. As a result, Rexel's beneficial ownership of outstanding common stock of the Company increased from 30% to 40%.

          At March 31, 1994 the Company had cash of $9.8 million compared to cash at December 31, 1993 of $19.1 million, reflecting cash used in investing and financing activities of $13.2 million during the first quarter. Indebtedness for borrowed money (including current installments and short-term debt) was $156.5 million compared to $196.7 million at December 31, 1993. As of March 31, 1994, $21.1 million was outstanding under the Company's bank credit agreement and $48.9 million was available for future borrowings. Upon consummation of any sale of Apparel, availability will be reduced to $50 million. At March 31, 1994, the Company was in default with respect to the interest coverage ratio and fixed charges coverage ratio under the credit agreement, which default has been waived by the banks.

          During the first quarter of 1994 the Company's operating activities provided $3.9 million in cash compared to $1.0 million of cash used in the first three months of 1993. Capital expenditures were $2.3 million in 1994 compared to $1.8 million in 1993.

          Working capital was $97.4 million and $71.3 million at March 31, 1994 and December 31, 1993, respectively, and the current ratio was 1.6 and 1.3, respectively, at such dates.

          Net worth was $125.5 million and $92.5 million at March 31, 1994 and December 31, 1993, respectively, with the increase reflecting the sale of the shares to Rexel. The ratio of net worth to long-term debt was 1.1 and .73, respectively, at such dates.

          The number of days sales represented by accounts receivable was 50.2 and 51.8, respectively, at March 31, 1994 and December 31, 1993. Inventories, as a percentage of cost of sales, were 17.5% and 20.5%, respectively, for the same periods.

                          PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.

          A special meeting of stockholders of the Company was held on February 24, 1994, to consider the proposal to issue 3,491,280 shares of common stock to Rexel, S.A. The proposal was approved, with 16,430,004 shares voted in favor, 157,053 shares against, 78,172 abstentions and no broker nonvotes.


Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits

               Exhibit No.              Description

                  11.1 Computation of net income per common and common equivalent shares.

                  15.1                  Awareness letter of independent
                                        accountants.
          (b)  Reports on Form 8-K

          During the quarter ended March 31, 1994, a Report on Form 8-K, dated March 1, 1994, was filed with information under Item 5 and Item 7.

                                  SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        WILLCOX & GIBBS, INC.



Date:  May 16, 1994                     By: /s/ Allan Gonopolsky
                                        -------------------------------
                                        Allan Gonopolsky
                                        Vice President and
                                        Chief Financial Officer

                               Index to Exhibits

          Exhibit No.                   Description

             11.1 Computation of net income per common and common equivalent shares.

             15.1                       Awareness letter of independent
                                        accountants.

                                                                   Exhibit 11.1


                    WILLCOX & GIBBS, INC. AND SUBSIDIARIES
       COMPUTATION OF NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE
                   (000's Omitted, Except Per Share Amounts)


                                                           THREE MONTHS ENDED
                                                               MARCH 31,
                                                             1994       1993
[S]                                                        [C]        [C]
Income Applicable To Primary Common And Common
  Equivalent Shares
     Income From Continuing Operations                     $ 1,733    $ 1,198
     Discontinued Operations                                   232        624
                                                           -------    -------
     Income Before Cumulative Effect Of A Change
       In Accounting For Taxes                               1,965      1,822
     Cumulative Effect Of A Change In Accounting
       For Taxes                                                 0        660
                                                           -------    -------
     Net Income                                            $ 1,965    $ 2,482
                                                           -------    -------
                                                           -------    -------

Income Applicable To Fully Diluted Common And Common
  Equivalent Shares
     Income From Continuing Operations                     $ 1,733    $ 1,198
     Interest Reduction, Net of Taxes, Upon Conversion
       Of Convertible Subordinated Debentures                  490        499
                                                           -------    -------
     Income From Continuing Operations                       2,223      1,697
     Discontinued Operations                                   232        624
                                                           -------    -------
     Income Before Cumulative Effect Of A Change In
       Accounting For Taxes                                  2,455      2,321
     Cumulative Effect Of A Change In Accounting For
       Taxes                                                     0        660
                                                           -------    -------
     Net Income                                            $ 2,455    $ 2,981
                                                           -------    -------
                                                           -------    -------

Primary Shares:
     Weighted Average Number Of Common Shares And Common
     Share Equivalents Outstanding During The Period:
       Common (Net Of Treasury Shares)                      22,111     20,948
       Options                                                  80          1
                                                           -------    -------
       Total                                                22,191     20,949
                                                           -------    -------
                                                           -------    -------

Fully Diluted Shares:
     Weighted Average Number Of Common Shares And Common
     Share Equivalents Outstanding During The Period:
       Common (Net Of Treasury Shares)                      22,111     20,948
       Options                                                  80          1
       Conversion Of Subordinated Debentures                 5,225      5,225
                                                           -------    -------
       Total                                                27,416     26,174
                                                           -------    -------
                                                           -------    -------

                                                                   Exhibit 11.1
                                                                    (continued)

[S]                                                        [C]        [C]
     Earnings Per Share
       Primary
          Income From Continuing Operations                  $0.08      $0.06
          Discontinued Operations                             0.01       0.03
                                                           -------    -------
          Income Before Cumulative Effect Of A Change
            In Accounting For Taxes                           0.09       0.09
          Cumulative Effect Of A Change In Accounting
            For Taxes                                         0.00       0.03
                                                           -------    -------
          Net Income                                          $.09      $0.12
                                                           -------    -------
                                                           -------    -------
     Earnings Per Share
       Fully Diluted
          Income From Continuing Operations                  $0.08      $0.06
          Discounted Operations                               0.01       0.03
                                                           -------    -------
          Income Before Cumulative Effect Of A Change
            In Accounting For Taxes                           0.09       0.09
          Cumulative Effect Of A Change In Accounting
            For Taxes                                         0.00       0.03
                                                           -------    -------
       Net Income                                            $0.09      $0.12
                                                           -------    -------
                                                           -------    -------

                                                                   Exhibit 15.1




Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


              Re:  Willcox & Gibbs, Inc. Registration on Form S-8

We are aware that our report dated May 13, 1994 on our review of the condensed consolidated balance sheet of Willcox & Gibbs, Inc. as of March 31, 1994, and the related condensed consolidated statements of income and cash flows for the three-month period ended March 31, 1994 included in the Company's report on quarterly Form 10-Q for the quarter ended March 31, 1994 is incorporated by reference in Registration Nos. 2-77570, 33-4584, 33-14148, 33-32648 and 33-
54440 on Form S-8. Pursuant to Rule 436(e) under the Securities Act of 1933, this report should not be considered a part of such registration statements prepared or certified by us within the meaning of Sections 7 and 11 of the Act.




                                   Coopers & Lybrand




New York, New York
May 13, 1994