Form 10-Q
period 1994-06-30
WILLCOX & GIBBS INC
filed 1994-08-12
CIK 107203

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549



             x QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 1994

Commission file number:  1-5731


                             Willcox & Gibbs, Inc.
                         (Exact name of registrant as
                           specified in its charter)

     New York                                                13-1474527
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

150 Alhambra Circle, Coral Gables, Florida                     33134
(Address of principal executive offices)                     (Zip Code)

                                (305) 446-8000
                        (Registrant's telephone number,
                             including area code)

                  530 Fifth Avenue, New York, New York  10036
                (Former address, if changed since last report)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  x    No ___

          Indicate number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

        Date                       Class                  Shares Outstanding
- - -------------------           ----------------           --------------------
   August 5, 1994               Common Stock                  24,438,952
- - -------------------           ----------------           --------------------

                             WILLCOX & GIBBS, INC.

                                     INDEX

                                                              Page Number

Part I - Financial Information

     Condensed Consolidated Balance Sheets (Unaudited)
     at June 30, 1994 and December 31, 1993......................   1

     Condensed Consolidated Statements of Income
     (Unaudited) for the Six and Three Months Ended
     June 30, 1994 and 1993......................................   2

     Condensed Consolidated Statements of Cash Flows
     (Unaudited) for the Six Months Ended June 30, 1994
     and 1993....................................................   3

     Notes to Unaudited Condensed Consolidated
     Financial Statements........................................   4

     Report of Independent Accountants...........................   7

     Management's Discussion and Analysis of Financial
     Condition and Results of Operations.........................   8

Part II - Other Information......................................  12


                             WILLCOX & GIBBS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (000's omitted, except for share amounts)

                                                              June 30,       Dec. 31,
                                                                1994           1993
                                                              --------       --------
                                                                     (UNAUDITED)
ASSETS
Current Assets
   Cash and Cash Equivalents                                  $ 16,981      $  19,131
   Accounts and Notes Receivable - Net                         143,044        129,163
   Inventories of Finished Goods                               118,868        117,577
   Income Taxes Receivable                                           0          1,407
   Prepaid Expenses and Other Current Assets                     7,571          9,002
   Deferred Income Taxes                                           626          1,796
                                                              --------       --------
       Total Current Assets                                    287,090        278,076
Investments and Noncurrent Receivables                           1,276          2,599
Property, Plant & Equipment - Net                               53,500         52,682
Other Assets                                                     4,608          4,350
Deferred Income Taxes                                              401            693
Net Assets of Discontinued Operations                           44,105         43,337
Cost in Excess of Net Assets of Acquired Businesses - Net       46,523         47,079
                                                              $437,503       $428,816
                                                              --------       --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Short-Term Debt                                            $ 11,610      $  61,500
   Current Installments of Long-Term Debt                       16,422          9,261
   Accounts and Notes Payable - Trade and Other Liabilities    157,675        136,030
   Income Taxes Payable                                            796              0
                                                              --------       --------
       Total Current Liabilities                               186,503        206,791

Long-Term Debt                                                 118,463        125,975
Other Long-Term Liabilities                                      3,749          3,528

Stockholders' Equity
   Preferred Stock (Authorized 600,000 Shares, None Issued)          0              0
   Preference Stock (Authorized 2,000,000 Shares, None Issued)       0              0
   Common Stock (24,705,233 Shares Issued)                      24,705         21,214
   Capital Surplus                                              81,354         53,818
   Retained Earnings                                            27,056         21,874
   Cumulative Foreign Translation Adjustment                   (1,026)        (1,333)
   Marketable Equity Security Adjustment                         (875)          (625)
                                                              --------       --------
   Treasury Stock, at Cost (266,281 Shares)                    (2,426)        (2,426)
                                                              --------       --------
                                                               128,788         92,522
                                                              --------       --------
                                                              $437,503       $428,816
                                                              --------       --------

SEE ACCOMPANYING REPORT OF INDEPENDENT ACCOUNTANTS AND NOTES
           TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                             WILLCOX & GIBBS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (000's omitted, except for per share amounts)


                                                  SIX MONTHS               THREE MONTHS
                                                ENDED JUNE 30,            ENDED JUNE 30,
                                              ------------------         ----------------
                                                1994        1993         1994       1993
                                              ------------------         ----------------
                                                  (UNAUDITED)              (UNAUDITED)

Net Sales                                    $509,073    $238,251      $264,466   $126,427
Cost of Goods Sold                            406,047     189,747       211,764    100,687
                                             --------    --------      --------   --------
     Gross Profit                             103,026      48,504        52,702     25,740
Selling and Administrative Expenses            90,631      41,792        45,570     22,556
                                             --------    --------      --------   --------
     Operating Profit                          12,395       6,712         7,132      3,184
                                             --------    --------      --------   --------
Interest Expense                                4,368       2,910         2,123      1,455
                                             --------    --------      --------   --------
Other Income - Net                                143         380            67        416
                                             --------    --------      --------   --------
Income from Continuing Operations
     before Income Taxes                        8,170       4,182         5,076      2,145
Provision for Income Taxes                      3,595       1,710         2,234        871
                                             --------    --------      --------   --------
Income from Continuing Operations               4,575       2,472         2,842      1,274
Discontinued Operations, Net of
     Income Taxes                                 607       1,493           375        869
                                             --------    --------      --------   --------
Income Before Cumulative Effect of
     Change in Accounting for Income Taxes      5,182       3,965         3,217      2,143
Cumulative Effect of Change in Accounting
     for Income Taxes                               0         660             0          0
                                             --------    --------      --------   --------
Net Income                                   $  5,182    $  4,625      $  3,217   $  2,143
                                             --------    --------      --------   --------
Income per Common Share:
     Income from Continuing Operations          $0.20       $0.12         $0.12      $0.06
     Discontinued Operations                     0.02        0.07          0.01       0.04
                                             --------    --------      --------   --------
     Income before Cumulative Effect of
        Change in Accounting for Income
        Taxes                                    0.22        0.19          0.13       0.10
     Cumulative Effect of Change in
        Accounting for Income Taxes                --        0.03            --         --
                                             --------    --------      --------   --------
     Net Income                                 $0.22       $0.22         $0.13      $0.10
                                             --------    --------      --------   --------
Average Number of Common and Common
     Equivalent Shares                         23,315      20,949        24,440     20,951
                                             --------    --------      --------   --------
Dividends per Common Share                      $0.00       $0.00         $0.00      $0.00
                                             --------    --------      --------   --------

         SEE ACCOMPANYING REPORT OF INDEPENDENT ACCOUNTANTS AND NOTES
           TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                             WILLCOX & GIBBS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (000's omitted)

                                                                            SIX MONTHS ENDED
                                                                                 JUNE 30,
                                                                       ---------           -------
                                                                          1994              1993
                                                                       ---------           -------
                                                                               (UNAUDITED)

Net Cash Provided By Operating Activities                                $23,022            $  569
                                                                       ---------           -------
Cash Flows From Investing Activities:
     Capital Expenditures                                                (4,432)           (3,634)
     Sale of Short-Term Investments                                            0            12,874
     Cost of Acquisitions, Net of Cash Acquired                                0          (12,143)
     Other Investing Activities                                          (1,414)               489
                                                                       ---------           -------
         Net Cash Used In Investing Activities                           (5,846)           (2,414)
                                                                       ---------           -------
Cash Flows From Financing Activities:
     Net Payments under Line of Credit Arrangements                     (49,890)                 0
     Sale of Common Stock to Rexel                                        31,027                 0
     Other Debt Payments and Sundry Financing Activities                   (463)           (1,488)
                                                                       ---------           -------
         Net Cash Used In Financing Activities                          (19,326)           (1,488)
                                                                       ---------           -------
Net Decrease In Cash                                                     (2,150)           (3,333)
Cash and Cash Equivalents at Beginning of Period                          19,131            15,567
                                                                       ---------           -------
Cash and Cash Equivalents at End of Period                               $16,981           $12,234
                                                                       ---------           -------
Supplemental Information Of Business Acquired
     Fair Value of Assets Acquired                                     $       0           $24,073
     Liabilities Assumed                                                       0            10,200
                                                                       ---------           -------
     Cash Paid                                                         $       0           $13,873
                                                                       ---------           -------

         SEE ACCOMPANYING REPORT OF INDEPENDENT ACCOUNTANTS AND NOTES
           TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                             WILLCOX & GIBBS, INC.

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying financial information should be read in conjunction with the consolidated financial statements, including the notes thereto, for the year ended December 31, 1993. The condensed consolidated balance sheet as of December 31, 1993 has been summarized from the Company's audited consolidated balance sheet as of that date.

2. Results for interim periods are not necessarily indicative of the results to be expected for the year. The accompanying financial information reflects all adjustments which are, in the opinion of Management, necessary for a fair statement of the results for the periods.

3. Inventories are stated at the lower of cost (determined by either LIFO for continuing operations or FIFO for discontinued operations) or market.

4. Income per common share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the periods.

5. On April 12, 1993, the Company acquired Sacks Electrical Supply Co. ("Sacks"), a distributor of electrical supplies and components, for $13.9 million (including $0.3 million of acquisition costs).

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

     The following table summarizes the effect on consolidated sales and income from continuing operations of the Company for the six and three months ended June 30, 1993, on an unaudited pro forma basis, assuming these acquisitions had been consummated as of January 1, 1993 (000's omitted, except for income per share).

                             WILLCOX & GIBBS, INC.
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)
                                                  Six Months Ended    Three Months Ended
                                                   June 30, 1993         June 30, 1993
                                                  ----------------     -----------------
     Sales                                            $464,648              $237,452
                                                      --------              --------
     Income from Continuing Operations                $  5,434              $  3,052
                                                      --------              --------
     Income per Share from Continuing Operations      $    .26              $    .15
                                                      --------              --------

     The pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been in effect at the beginning of the period, nor are they necessarily indicative of future consolidated results.
6. In the fourth quarter of 1993, the Company decided to sell its apparel parts and supplies distribution business ("Apparel") and engaged an investment banking firm, of which a director of the Company is president, to seek a purchaser. The sale was consummated on July 13, 1994. Accordingly, this business is included in the Consolidated Statements of Income as discontinued operations for all periods presented. Summarized results of the discontinued operations are as follows (000's omitted):

                                   Six Months Ended             Three Months Ended
                                       June 30                       June 30
                               -----------------------        ---------------------
                                  1994           1993           1994          1993
                                 -------        -------        -------      -------
     Sales                       $38,841        $40,280        $20,002      $21,222
                                 -------        -------        -------      -------
     Net Income                  $   607        $ 1,493        $   375      $   869
                                 -------        -------        -------      -------

     Interest expense of $1,849 and $1,921 for the six months ended June 30, 1994 and 1993, respectively, and interest expense of $865 and $965 for the three months ended June 30, 1994 and 1993, respectively, have been allocated to apparel operating results based upon net assets of the apparel operations.
     The net assets of the apparel operations at June 30, 1994 and December 31, 1993 are included in the accompanying Condensed Consolidated Balance Sheets as "Net Assets of Discontinued Operations." The assets and liabilities of the apparel operation included are as follows (000's omitted):

                                                    June 30,         December 31,
                                                      1994               1993
                                                    --------          ----------
     Current Assets                                  $42,950           $43,632
     Property, Plant and Equipment - Net               2,818             2,795
     Investment and Noncurrent Receivables             2,402             1,180
     Other Assets                                        697               759
     Cost in Excess of Net Assets of Acquired
          Businesses - Net                             1,573             1,590
                                                    --------          ----------
               Total Assets                           50,440            49,956
     Liabilities                                       6,335             6,619
                                                    --------          ----------
               Net Assets                            $44,105           $43,337
                                                    --------          ----------

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

     The effect of the change on pretax income from continuing operations for the six months ended June 30, 1993 was not material; however, the cumulative effect of the change increased net income by $660,000 or $.03 per share, in the first quarter of 1993.

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

9. On March 1, 1994, the Company sold to Rexel, S.A. 3,491,280 newly issued shares of Company common stock for a total cash purchase price of $31.4 million, which was used to repay short-term debt. As a result, Rexel increased its beneficial ownership of the outstanding common stock of the Company from 30% to 40%.

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors of
Willcox & Gibbs, Inc.:


We have reviewed the accompanying condensed consolidated balance sheet of Willcox & Gibbs, Inc. (the "Company") as of June 30, 1994, and the related condensed consolidated statements of income for three-month and six-month periods ended June 30, 1994 and 1993 and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 1994 and 1993. These financial statements are the responsibility of the Company's management.

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




                                   Coopers & Lybrand L.L.P.




New York, New York
August 12, 1994

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

          Sales for the second quarter ended June 30, 1994 were $264.5 million, compared with $126.4 million for the same period a year ago. Second quarter sales included a total of $120.7 million from Summers Group, which was acquired by the Company in December 1993.

          Income from continuing operations was $2.8 million, or $.12 per share, for the second quarter of 1994, compared to $1.3 million, or $.06 per share, in 1993. The 1994 results include after-tax charges of $0.4 million, or $.02 per share, for severance, relocation and lease costs incurred in connection with the Company's previously announced relocation of its corporate headquarters to the Miami, Florida area. The relocation is expected to reduce corporate overhead while at the same time positioning senior management in closer proximity to the Company's core business.

          Sales for the six months ended June 30, 1994 were $509.1 million, including combined sales of $261.4 million from Summers Group and The Sacks Group (acquired in April, 1993), compared with sales of $238.3 million for the same period in 1993.

          Income from continuing operations was $4.6 million, or $.20 per share, for the six months ended June 30, 1994, compared to $2.5 million, or $.12 per share, for the same period in 1993. Excluding charges in the first quarter of 1994 associated primarily with the resignation of an officer of the Company totalling $1.2 million, net of tax, and the $0.4 million, net of tax, of relocation costs in the second quarter of 1994, income from continuing operations for the first six months of 1994 was $6.2 million, or $.27 per share.

          In July 1994, the Company completed the previously announced sale of its apparel parts and supplies distribution businesses ("Apparel") for consideration valued at approximately $44 million, consisting of $38.6 million in cash, approximately 325,000 shares of Willcox & Gibbs common stock and a warrant and subordinated debt of the purchaser. The net proceeds from the sale were approximately equal to the book value of the net assets sold. Results of Apparel are included as discontinued operations for all periods presented.

          The Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109") in the first quarter of 1993. Adoption of this statement resulted in a credit to income in the first quarter of 1993 of $0.7 million, or $.03 per share, which is reflected in results of operations as the cumulative effect of a change in accounting principle.

          In March 1994, as more fully discussed under "Liquidity; Capital Resources", the Company sold 3.5 million newly issued shares of common stock to Rexel, S.A. for $31.4 million. As a result of the issuance of these shares, the average number of common and common equivalent shares has increased to 24.4 million and 23.3 million, respectively, for the second quarter and first six months of 1994 compared to 21.0 million and 20.9 million, respectively, for the comparable periods of the prior year.

          As a result, net income of the Company was $3.2 million, or $.13 per share for the second quarter of 1994, compared to net income of $2.1 million, or $.10 per share, for the comparable period of the prior year. For the six months ended June 30, 1994, net income was $5.2 million, or $.22 per share, compared to $4.6 million, or $.22 per share, for the first half of 1993.

          The following table sets forth the percentages which certain income and expense items bear to net sales:

                                                    Six Months Ended       Three Months Ended
                                                        June 30,                June 30,
                                                    ----------------       ------------------
                                                     1994       1993        1994       1993
                                                    ------    -------      ------     ------
Net Sales                                           100.0%     100.0%      100.0%     100.0%
                                                    ------    -------      ------     ------
Gross Margin                                         20.2%      20.3%       19.9%      20.3%
Selling and Administrative expenses                  17.8       17.5        17.2       17.8
                                                    ------    -------      ------     ------
Operating Profit                                      2.4        2.8         2.7        2.5
Interest Expense                                       .8        1.2          .8        1.1
Other Income                                           --         .2          --         .3
                                                    ------    -------      ------     ------
Income From Continuing Operations Before Taxes        1.6%       1.8%        1.9%       1.7%
                                                    ------    -------      ------     ------

          On a pro forma basis, assuming the Summers and Sacks acquisitions were made on January 1, 1993, sales were up 9.6% for the six months ended June 30, 1994 and 11.4% for the second quarter of 1994, reflecting improvement in construction and industrial markets. While volume is up, margins have declined compared to prior years. This decline is primarily attributable to continuing competitive pressures, the increased percentage of total sales comprised of sales shipped direct from the vendor to the customer, which historically have had lower margins than sales from inventory, and the increase in sales for large project business and for the residential construction market, which also yield lower margins.

          Selling and administrative expenses increased $48.8 million and $23.0 million, respectively, for the six months and quarter ended June 30, 1994, as compared to the same periods of the prior year. As a percentage of sales, selling and administrative expenses were 17.8% and 17.2%, respectively, for the six months and quarter ended June 30, 1994, as compared to 17.5% and 17.8%, respectively, for the six months and quarter ended June 30, 1993. This increase reflected the additional operations added through the above-mentioned acquisitions, $2.1 million of pre-tax charges in the first quarter of 1994 associated primarily with the resignation of an officer and $0.7 million of pre-tax charges in the second quarter in connection with the relocation of the Company's corporate office to the Miami area.

          The increase in interest expense reflects the borrowings in connection with the Summers acquisition, offset to some extent by the paydown of short-term debt with the funds received from the sale of shares to Rexel.

          As previously mentioned, the Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109") in the first quarter of 1993. It is management's belief that the net deferred tax asset as reflected on the financial statements will be realized based upon forecasted future pretax earnings and taxable income as well as utilization of certain carryback opportunities.

          Sales of the Company's discontinued Apparel operations were down 3.6% and 5.8%, respectively, for the six months and quarter ended June 30, 1994 compared to the comparable periods of the prior year.

          During the first half of 1994, the Company largely completed its restructuring program begun several years ago, and it is now engaged in only one business segment: the distribution of electrical parts and supplies. In addition, during the first half of 1994 the management of the Company substantially changed, including the appointment of a new chief executive officer. During the remainder of 1994, the Company intends to focus its efforts on integrating its operations and enhancing its asset management and customer service. In particular, the Company intends to upgrade its management information systems and to implement programs to improve its inventory turnover. These efforts are expected to result in certain increased costs in the near term. In the long run, the Company expects that these programs will improve its operating results and cash flows.

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

          At June 30, 1994 the Company had cash of $17.0 million compared to cash at December 31, 1993 of $19.1 million. Indebtedness for borrowed money (including current installments and short-term debt) was $146.5 million compared to $196.7 million at December 31, 1993. As of June 30, 1994, $11.6 million was outstanding under the Company's bank credit agreement and $58.4 million was available for future borrowings. Upon consummation of the sale of Apparel, the maximum availability under the credit agreement was reduced to $50 million.

          During the first six months of 1994 the Company's operating activities provided $23.0 million in cash compared to $1.0 million of cash provided in the first six months of 1993. Capital expenditures were $4.4 million in 1994 compared to $3.6 million in 1993.

          Working capital was $100.3 million and $71.3 million at June 30, 1994 and December 31, 1993, respectively and the current ratio was 1.5 and 1.3, respectively, at such dates.

          Net worth was $128.8 million and $92.5 million at June 30, 1994 and December 31, 1993, respectively, with the increase reflecting the sale of the shares to Rexel. The ratio of debt to equity was 1.1 and 2.1, respectively, at such dates.

          Certain key ratios are as follows:

                                            June 30, 1994    December 31, 1993
                                            -------------    -----------------
          Days sales outstanding1                 48                 50
          Days inventory supply2                  83                 84
          Trade working capital turnover3         6.7                6.2

          --------------------------

          1. Number of days sales represented by accounts receivable.
          2. Number of days cost of sales represented by inventory.
          3. Trade working capital equals inventory (FIFO) plus trade accounts receivable less trade accounts payable.


                          PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

        The annual meeting of stockholders of the Company was held on May 13, 1994. At the meeting, the following persons were elected as directors of the Company by the votes indicated:

           Name                          For            Authority Withheld
           ----                          ---            ------------------
     R. Gary Gentles                  22,114,327             51,427
     Gerald E. Morris                 22,121,793             43,961
     Frederic de Castro               22,117,293             48,461
     John B. Fraser                   22,125,593             40,161
     Eric J. Lomas                    22,115,827             49,927
     Nicolas Sokolow                  22,116,327             49,427

        In addition, the terms as directors of Austin List, Alain Viry and Serge Weinberg continued after the annual meeting.


Item 6. Exhibits and Reports on Form 8-K
        (a)  Exhibits

             Exhibit No.     Description

                11.1 Computation of net income per common and common equivalent shares.
                15.1         Awareness letter of independent accountants.

        (b)  Reports on Form 8-K

        During the quarter ended June 30, 1994, the Company filed a Current Report on Form 8-K, dated June 15, 1994, reporting under Items 5 and 7.

                                  SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.



                                        WILLCOX & GIBBS, INC.



Date:  August 12, 1994                  By:/s/ Allan Gonopolsky
                                           ----------------------
                                        Allan Gonopolsky
                                        Vice President and
                                        Chief Accounting Officer

                               Index to Exhibits


          Exhibit No.         Description

             11.1 Computation of net income per common and common equivalent shares.
             15.1             Awareness letter of independent accountants.