Form 10-Q
period 1994-09-30
WILLCOX & GIBBS INC
filed 1994-11-14
CIK 107203

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549



          X  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 1994

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
Yes X    No ---

          Indicate number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

        Date                Class           Shares Outstanding

   November 4, 1994       Common Stock            24,114,138


                             WILLCOX & GIBBS, INC.

                                     INDEX

                                                         Page Number

Part I -  Financial Information

          Condensed Consolidated Balance Sheets
          (Unaudited) at September 30, 1994 and
          December 31, 1993...........................          1

          Condensed Consolidated Statements of
          Income (Unaudited) for the Nine and
          Three Months Ended September 30, 1994
          and 1993.....................................         2

          Condensed Consolidated Statements of
          Cash Flows (Unaudited) for the Nine
          Months Ended September 30, 1994 and 1993.....         3

          Notes to Unaudited Condensed Consolidated
          Financial Statements.........................         4

          Report of Independent Accountants............         7

          Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations...................................         8

Part II - Other Information............................        12


                             WILLCOX & GIBBS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (000's omitted, except for share amounts)

                                                September 30,      Dec. 31,
                                                     1994            1993
                                                --------------   -----------
                                                         (UNAUDITED)
ASSETS
- - ----------
Current Assets
     Cash and Cash Equivalents                      $ 44,260       $  19,131
     Accounts and Notes Receivable - Net             147,362         129,163
     Inventories of Finished Goods                   116,189         117,577
     Income Taxes Receivable                             440           1,407
     Prepaid Expenses and Other Current
          Assets                                       9,382           9,002
     Deferred Income Taxes                               194           1,796
                                                    --------        --------
          Total Current Assets                       317,827         278,076

Investments and Noncurrent Receivables                 5,371           2,599
Property, Plant & Equipment - Net                     53,260          52,682
Other Assets                                           4,733           4,350
Deferred Income Taxes                                    125             693
Net Assets of Discontinued Operations                      0          43,337
Cost in Excess of Net Assets of Acquired
     Businesses - Net                                 46,200          47,079
                                                    --------        --------
                                                    $427,516        $428,816
                                                    ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
- - ------------------------------------
Current Liabilities
     Short-Term Debt                                $      0        $ 61,500
     Current Installments of Long-Term Debt           16,429           9,261
     Accounts and Notes Payable - Trade
          and Other Liabilities                      159,577         136,030
                                                    --------        --------
          Total Current Liabilities                  176,006         206,791
Long-Term Debt                                       118,215         125,975
Other Long-Term Liabilities                            3,752           3,528

Stockholders' Equity
     Preferred Stock (Authorized 600,000
          Shares, None Issued)                             0               0
     Preference Stock (Authorized 2,000,000
          Shares, None Issued)                             0               0
     Common Stock (24,705,233 Shares Issued)          24,705          21,214
     Capital Surplus                                  81,354          53,818
     Retained Earnings                                28,896          21,874
     Cumulative Foreign Translation Adjustment             0          (1,333)
     Marketable Equity Security Adjustment              (875)           (625)
     Treasury Stock, at Cost (591,095 Shares)         (4,537)         (2,426)
                                                    --------        --------
                                                     129,543          92,522
                                                    --------        --------
                                                    $427,516        $428,816
                                                    ========        ========

         See accompanying report of independent accountants and notes to unaudited condensed consolidated financial statements.

                             WILLCOX & GIBBS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (000's omitted, except for per share amounts)


                                                NINE MONTHS                    THREE MONTHS
                                                   ENDED                           ENDED
                                               SEPTEMBER 30,                   SEPTEMBER 30,
                                           ---------------------           ---------------------
                                            1994            1993            1994           1993
                                           -----           -----           -----          -----
                                                (UNAUDITED)                     (UNAUDITED)
Net Sales                                 $784,895        $376,942       $275,822       $138,691
Cost of Goods Sold                         628,735         300,393        222,688        110,646
                                          --------        --------       --------       --------
     Gross Profit                          156,160          76,549         53,134         28,045
Selling and Administrative
  Expenses                                 136,864          64,971         46,233         23,179
                                          --------        --------       --------       --------
     Operating Profit                       19,296          11,578          6,901          4,866
                                          --------        --------       --------       --------
Interest Expense                             6,971           4,295          2,603          1,385
                                          --------        --------       --------       --------
Other Income - Net                             803             612            660            232
                                          --------        --------       --------       --------
Income from Continuing Operations
     before Income Taxes                    13,128           7,895          4,958          3,713
Provision for Income Taxes                   5,773           3,297          2,178          1,587
                                          --------        --------       --------       --------
Income from Continuing Operations            7,355           4,598          2,780          2,126
Discontinued Operations, Net of
     Income Taxes                             (327)          1,650           (934)           157
                                          --------        --------       --------       --------
Income Before Cumulative Effect of
     Change in Accounting for
     Income Taxes                            7,028           6,248          1,846          2,283
Cumulative Effect of Change in
     Accounting for Income Taxes                 0             660              0              0
                                          --------        --------       --------       --------
Net Income                                $  7,028        $  6,908       $  1,846       $  2,283
                                          ========        ========       ========       ========

Income per Common Share:
     Income from Continuing
         Operations                          $0.31           $0.22          $0.11          $0.10
     Discontinued Operations                 (0.01)           0.08          (0.03)          0.01
                                          --------        --------       --------       --------
     Income before Cumulative Effect
          of Change in Accounting for
          Income Taxes                        0.30            0.30           0.08           0.11
     Cumulative Effect of Change in
          Accounting for Income Taxes           --            0.03             --             --
                                          --------        --------       --------       --------
     Net Income                              $0.30           $0.33          $0.08          $0.11
                                          ========        ========       ========       ========
Average Number of Common and Common
     Equivalent Shares                      23,650          20,949         24,318         20,949
                                          ========        ========       ========       ========

         See accompanying report of independent accountants and notes to unaudited condensed consolidated financial statements.

                             WILLCOX & GIBBS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (000's omitted)

                                                                    NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                 ------------------------
                                                                   1994             1993
                                                                  ------           ------
                                                                        (UNAUDITED)
Net Cash Provided By (Used In) Operating Activities               $26,335         $ (3,097)
                                                                 --------          -------
Cash Flows From Investing Activities:
     Capital Expenditures                                          (6,417)          (4,532)
     Sale of Short-Term Investments                                     0           12,874
     Cost of Acquisitions, Net of Cash Acquired                         0          (12,143)
     Sale of Apparel Operations                                    37,199                0
     Other Investing Activities                                      (813)             489
                                                                 --------          -------
          Net Cash Provided By (Used) In Investing Activities      29,969           (3,312)
                                                                 --------          -------
Cash Flows From Financing Activities:
     Net (Payments) Borrowings under Line
          of Credit Arrangements                                  (61,500)             390
     Sale of Common Stock to Rexel                                 31,027                0
     Other Debt Payments and Sundry Financing Activities             (702)          (2,120)
                                                                 --------          -------
          Net Cash Used In Financing Activities                   (31,175)          (1,730)
                                                                 --------          -------

Net Increase (Decrease) In Cash                                    25,129           (8,139)
Cash and Cash Equivalents at Beginning of Period                   19,131           15,567
                                                                 --------          -------
Cash and Cash Equivalents at End of Period                       $ 44,260          $ 7,428
                                                                 ========          =======
Supplemental Information Of Business Acquired
     Fair Value of Assets Acquired                               $      0          $24,018
     Liabilities Assumed                                                0           10,145
                                                                 --------          -------
     Cash Paid                                                   $      0          $13,873
                                                                 ========          =======

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

3.   Inventories are stated at the lower of LIFO cost or market.

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

     These acquisitions have been recorded as purchases, and the excess of the total purchase price over the fair value of the net assets acquired ($6.9 million for Sacks and $11.5 million for Summers) is being amortized over 40 years. Sacks' and Summers' results of operations are included in the Company's financial statements from the respective dates of acquisition.

     The following table summarizes the effect on consolidated sales and income from continuing operations of the Company for the nine and three months ended September 30, 1993, on an unaudited pro forma basis, assuming these acquisitions had been consummated as of January 1, 1993 (000's omitted, except for income per share)


                             WILLCOX & GIBBS, INC.

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

                                       Nine Months Ended     Three Months Ended
                                       September 30, 1993    September 30, 1993
                                      -------------------    ------------------
     Sales                                   $712,660              $248,012
                                             ========              ========
     Income from Continuing Operations       $  8,788              $  3,354
                                             ========              ========
     Income per Share from Continuing
          Operations                         $    .42              $    .16
                                             ========              ========


     The pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been in effect at the beginning of the period, nor are they necessarily indicative of future consolidated results.

6. In the fourth quarter of 1993, the Company decided to sell its apparel parts and supplies distribution business ("Apparel") and engaged an investment banking firm, of which a director of the Company is president, to seek a purchaser. The sale was consummated on July 13, 1994 for consideration valued at approximately $43.7 million consisting of cash of $38.6 million ($37.2 million net of costs), a $3 million subordinated note from the buyer valued at $2.3 million, warrants to purchase approximately 15% of the buyer valued at $0.7 million and 324,814 shares of Willcox and Gibbs common stock valued at $2.1 million. The net proceeds from the sale approximated book value of the net assets sold, but resulted in a loss on disposal of $0.7 million, net of taxes, due primarily to the recognition of previously established deferred foreign translation adjustments. This business is included in the Consolidated Statements of Income as discontinued operations for all periods presented. Summarized results of the discontinued operations (excluding the loss on disposal) are as follows (000's omitted):

                            Nine Months Ended          Three Months Ended
                               September 30                September 30
                            -------------------        -------------------
                             1994         1993          1994         1993
                            ------       ------        ------       ------
     Sales                  $40,819      $58,555       $1,978      $18,275
                            =======      =======       ======      =======
     Income (Loss)          $   345      $ 1,650       $ (262)     $   157
                            =======      =======       ======      =======

     Interest expense of $1,983 and $2,969 for the nine months ended September 30, 1994 and 1993, respectively, and interest expense of $134 and $1,048 for the three months ended September 30, 1994 and 1993, respectively, have been allocated to apparel operating results based upon net assets of the apparel operations.

7. In connection with the resignation of an executive of the Company on March 18, 1994, the Company entered into an agreement with such executive which provided, among other things, certain payments and acceleration of certain other payments in connection with the executive's related employment agreement. First quarter results for 1994 include charges of $1.7 million ($1.0 million net of tax) in connection with this agreement.

8. On March 1, 1994, the Company sold to Rexel, S.A. 3,491,280 newly issued shares of Company common stock for a total cash purchase price of $31.4

                             WILLCOX & GIBBS, INC.

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

     million ($31.0 million net of costs), which was used to repay short-term debt. As a result, Rexel increased its beneficial ownership of the outstanding common stock of the Company from 30% to 40%.

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors of
Willcox & Gibbs, Inc.:


We have reviewed the accompanying condensed consolidated balance sheet of Willcox & Gibbs, Inc. (the "Company") as of September 30, 1994, and the related condensed consolidated statements of income for three-month and nine-month periods ended September 30, 1994 and 1993 and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1994 and 1993. These financial statements are the responsibility of the Company's management.

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




Miami, Florida
October 25, 1994

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

          Sales for the third quarter ended September 30, 1994 were $275.8 million, compared with $138.7 million for the same period a year ago. Third quarter sales included a total of $129.7 million from Summers Group, which was acquired by the Company in December 1993.

          Income from continuing operations was $2.8 million, or $.11 per share, for the third quarter of 1994, compared to $2.1 million, or $.10 per share, in 1993.

          Sales for the nine months ended September 30, 1994 were $784.9 million, including combined sales of $407.6 million from Summers Group and The Sacks Group (acquired in April, 1993), compared with sales of $376.9 million for the same period in 1993.

          Income from continuing operations was $7.4 million, or $.31 per share, for the nine months ended September 30, 1994, compared to $4.6 million, or $.22 per share, for the same period in 1993. Excluding charges in the first quarter of 1994 associated primarily with the resignation of an officer of the Company totalling $1.2 million, net of tax, and $0.4 million, net of tax, of relocation costs in the second quarter of 1994, income from continuing operations for the first nine months of 1994 was $9.0 million, or $.38 per share.

          In July 1994, the Company completed the previously announced sale of its apparel parts and supplies distribution businesses ("Apparel") for consideration valued at approximately $44 million, consisting of $38.6 million in cash ($37.2 million net of costs), approximately 325,000 shares of Willcox & Gibbs common stock and a warrant and subordinated debt of the purchaser. Results of Apparel are included as discontinued operations for all periods presented. The loss from discontinued operations in the third quarter of 1994 of $0.9 million, net of tax, includes operating losses of $0.3 million, a loss on the disposition of the assets of $0.1 million, and an after-tax charge of $0.5 million related to the previously established deferred foreign translation adjustments.

          The Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109") in the first quarter of 1993. Adoption of this statement resulted in a credit to income in the first quarter of 1993 of $0.7 million, or $.03 per share, which is reflected in results of operations as the cumulative effect of a change in accounting principle.

          In March 1994, as more fully discussed under "Liquidity; Capital Resources", the Company sold 3.5 million newly issued shares of common stock to Rexel, S.A. for $31.4 million ($31.0 million net of costs). As a result of the issuance of these shares, the average number of common and common equivalent shares has increased to 24.3 million and 23.7 million, respectively, for the third quarter and first nine months of 1994, compared to 20.9 million, for both of the comparable periods of the prior year.

          Net income of the Company was $1.8 million, or $.08 per share, for the third quarter of 1994, compared to net income of $2.3 million, or $.11 per share, for the comparable period of the prior year. For the nine months ended September 30, 1994, net income was $7.0 million, or $.30 per share, compared to $6.9 million, or $.33 per share, for the first nine months of 1993.

          The following table sets forth the percentages which certain income and expense items bear to net sales:

                                      Nine Months Ended    Three Months Ended
                                        September 30,        September 30,
                                      -----------------   -------------------
                                        1994      1993      1994       1993
                                       ------    ------    ------     ------
Net Sales                              100.0%    100.0%    100.0%     100.0%
                                       ======    ======    ======    =======
Gross Margin                            19.9%     20.3%     19.3%      20.2%
Selling and Administrative expenses     17.4      17.2      16.8       16.7
                                       ------    ------    ------    -------
Operating Profit                         2.5       3.1       2.5        3.5
Interest Expense                          .9       1.1        .9        1.0
Other Income                              .1        .1        .2         .2
                                       ------    ------    ------    -------
Income From Continuing Operations
     Before Taxes                        1.7%      2.1%      1.8%       2.7%
                                       ======    ======    ======    =======

          On a pro forma basis, assuming the Summers and Sacks acquisitions were made on January 1, 1993, sales were up 10.0% for the nine months ended September 30, 1994 and 10.8% for the third quarter of 1994, reflecting improvement in the construction and industrial markets served by the Company. While volume is up, margins have declined compared to prior years. This decline is primarily attributable to continuing competitive pressures and the increased percentage of total sales comprised of sales shipped direct from the vendor to the customer, which historically have had lower margins than sales from inventory.

          Selling and administrative expenses increased $71.9 million and $23.1 million, respectively, for the nine months and quarter ended September 30, 1994, as compared to the same periods of the prior year. As a percentage of sales, selling and administrative expenses were 17.4% and 16.8%, respectively, for the nine months and quarter ended September 30, 1994, as compared to 17.2% and 16.7%, respectively, for the nine months and quarter ended September 30, 1993. This increase reflected the additional operations added through the above-mentioned acquisitions, $2.1 million of pre-tax charges in the first quarter of 1994 associated primarily with the resignation of an officer and $0.7 million of pre-tax charges in the second quarter in connection with the relocation of the Company's corporate office to the Miami area.

          The increase in interest expense reflects the borrowings in connection with the Summers acquisition, offset to some extent by the paydown of short-term debt with the funds received from the sale of shares to Rexel in March, 1994 and the sale of Apparel in July, 1994.

          As previously mentioned, the Company adopted SFAS 109 in the first quarter of 1993. It is management's belief that the net deferred tax asset as reflected on the financial statements will be realized based upon forecasted future pretax earnings and taxable income as well as utilization of certain carryback opportunities.

          During the first half of 1994, the Company largely completed its restructuring program begun several years ago, and it is now engaged in only one business segment: the distribution of electrical parts and supplies. In addition, during the first half of 1994 the management of the Company substantially changed, including the appointment of a new chief executive officer. Since these changes were effected, the Company has been focusing its efforts on integrating its operations and enhancing its asset management and customer service. In particular, the Company is in the process of upgrading its management information systems and implementing programs to improve its inventory turnover. In addition, the Company has undertaken programs to realign certain branches to enhance efficiency, to identify and close unprofitable branches, and to reduce branch and corporate personnel. While these efforts have resulted and will result in certain increased costs in the near term, the Company expects that in the long run these programs will improve its operating results and cash flows.

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

          On March 1, 1994, the Company sold to Rexel 3,491,280 newly issued shares of Company common stock for a total cash purchase price of $31.4 million ($31.0 million net of costs), which was used to repay short-term debt and significantly strengthen the Company's balance sheet. As a result, Rexel's beneficial ownership of outstanding common stock of the Company increased from 30% to 40%.

          At September 30, 1994 the Company had cash of $44.3 million compared to cash at December 31, 1993 of $19.1 million. Indebtedness for borrowed money (including current installments and short-term debt) was $134.6 million at September 30, 1994, compared to $196.7 million at December 31, 1993. The increase in cash and the reduction of indebtedness reflect proceeds from the sale of stock to Rexel in March, 1994, the sale of Apparel in July, 1994 and cash provided from operating activities. As of September 30, 1994, there were no borrowings outstanding under the Company's bank credit agreement and $50 million was available for future borrowings.

          During the first nine months of 1994 the Company's operating activities provided $26.3 million in cash compared to $3.1 million of cash used in the first nine months of 1993, reflecting profitable operations and improved asset management. Capital expenditures were $6.4 million in 1994 compared to $4.5 million in 1993.

          Working capital was $141.5 million and $71.3 million at September 30, 1994 and December 31, 1993, respectively with the increase reflecting the factors discussed above. The current ratio was 1.8 and 1.3, respectively, at such dates.

          Net worth was $129.5 million and $92.5 million at September 30, 1994 and December 31, 1993, respectively, with the increase reflecting net income for the nine months and the sale of the shares to Rexel. The ratio of debt to equity was 1.0 and 2.1, respectively, at such dates.

          Certain key ratios are as follows:

[CAPTION]
                                       September 30, 1994   December 31, 1993
                                       ------------------    -----------------
          Days sales outstanding[FN]1           49                    50
          Days inventory supply[FN]2            76                    84
          Trade working capital
            turnover[FN]3                      6.8                   6.2

          --------------------------------------------
          [FN]
          1.   Number of days sales represented by accounts receivable.
          [FN]
          2.   Number of days cost of sales represented by inventory.
          [FN]
          3. Trade working capital equals inventory (FIFO) plus trade accounts receivable less trade accounts payable.

                          PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)   Exhibits

                Exhibit No.     Description

                   11.1 Computation of net income per common and common equivalent shares.
                   15.1         Awareness letter of independent accountants.

          (b)   Reports on Form 8-K

        During the quarter ended September 30, 1994, the Company filed a Current Report on Form 8-K, dated July 13, 1994, reporting under Items 2 and 7.

                                  SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.



                                        WILLCOX & GIBBS, INC.



Date:  November 14, 1994                By: /s/ Allan Gonopolsky
                                          --------------------------------
                                        Allan Gonopolsky
                                        Vice President and
                                        Chief Accounting Officer

                               Index to Exhibits

          Exhibit No.    Description

            11.1 Computation of net income per common and common equivalent shares.

            15.1         Awareness letter of independent accountants.