Form 10-Q/A
period 1994-09-30
WILLCOX & GIBBS INC
filed 1994-12-29
CIK 107203

FORM 10-Q/A#1

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549



            x  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
           ---
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

Yes  x   No
    ---     ---

          Indicate number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      Date                    Class              Shares Outstanding
November 4, 1994           Common Stock             24,114,138




                          PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
        (a)  Exhibits
             Exhibit No.      Description
                11.1          Computation of net income per common and
                              common equivalent shares.
                15.1          Awareness letter of independent accountants.
                27.1          Financial Data Schedule

                                  SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by undersigned thereunto duly authorized.



                                        WILLCOX & GIBBS, INC.



Date:  December 29, 1994                By:/s/ Allan Gonopolsky
                                           ------------------------
                                        Allan Gonopolsky
                                        Vice President and
                                        Chief Accounting Officer


                               Index to Exhibits

        Exhibit No.           Description
            27.1              Financial Data Schedule