Form 10-Q/A
period 1994-09-30
WILLCOX & GIBBS INC
filed 1995-01-20
CIK 107203

FORM 10-Q/A#2

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



                                        WILLCOX & GIBBS, INC.



Date:  January 20, 1995                 By:/s/ Allan Gonopolsky
                                           ------------------------
                                        Allan Gonopolsky
                                        Vice President and
                                        Chief Accounting Officer



                               Index to Exhibits

        Exhibit No.           Description

            27.1              Financial Data Schedule