Form 10-K
WILLCOX & GIBBS INC
filed 1995-03-31
CIK 107203

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                                ---------------

   /X/         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

   FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1994

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

      150 ALHAMBRA CIRCLE, CORAL GABLES, FL 33134
        (Address of principal executive offices)
                      305-446-8000
                   (Telephone Number)

                            ------------------------

          Securities registered pursuant to Section 12(b) of the Act:

              TITLE OF EACH CLASS                     NAME OF EACH EXCHANGE ON WHICH REGISTERED
------------------------------------------------  -------------------------------------------------
Common stock, par value $1 per share              New York Stock Exchange, Inc.
                                                  The Pacific Stock Exchange, Incorporated
7% Convertible Subordinated Debentures            New York Stock Exchange, Inc.
 Due 2014

    Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    As of March 1, 1995: 24,114,138 shares of Common Stock were outstanding; and the aggregate market value of shares held by non-affiliates was $84,902,301 (For these purposes, a reported closing market price of $6.375 per share on March 1, 1995 has been used and "affiliates" have been arbitrarily determined to be Rexel, S.A., International Technical Distributors, Inc. (see Item 1 of this Report) and all directors and officers, although the Company does not acknowledge that any such entity or person is actually an "affiliate" within the meaning of the federal securities laws.)

    Documents Incorporated By Reference: definitive proxy statement for 1995 Annual Meeting of Stockholders (Part III).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

    Willcox & Gibbs, Inc. (the "Company" or "W&G") is a New York corporation that was incorporated in 1866. Management believes that the Company is the fifth largest distributor of electrical parts and supplies in the United States, based on 1994 sales.

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

    Also during 1992, the Company disposed of its data communications equipment distribution business, conducted by Data Net, Inc. and Dataspan Systems, Inc., and its Montrose Supply and Equipment Division, which distributed equipment to the knitting trade. In July 1994, the Company sold its apparel parts and supplies distribution businesses. As a result of these transactions and the Distribution, the Company is now engaged solely in the distribution of electrical goods and supplies.

    In April 1993, the Company acquired Sacks Electrical Supply Co. ("Sacks"), a distributor of electrical supplies and components with three locations in Ohio, for $13,635,000. On December 17, 1993, the Company acquired Summers Group Inc., ("Summers"), a distributor of electrical parts and supplies with locations principally in Texas, Oklahoma, Louisiana, California and Arkansas. The
consideration for the Summers acquisition was $60,000,000 in cash and a $25,000,000 three year note issued to the seller, plus contingent consideration to be determined based on Summers' profits before interest and taxes for 1993 and 1994, subject to a maximum purchase price of $120,000,000. In December 1994, the Company agreed to prepay such note and cancel the contingent consideration in exchange for cash payments that brought the total cash purchase price for Summers to $90,950,000 (including $0.7 million of acquisition costs).

    In March, 1994, the Company sold 3,491,280 newly-issued shares of Company Common Stock to Rexel for $31,421,520 in cash. In connection with that sale, the size of the Company's Board of Directors was reduced from twelve to nine and two additional nominees of Rexel became directors of the Company. As a result, five of the Company's nine current directors are nominees of Rexel.

    During the last half of 1994, the Company also realigned the management of its electrical distribution operations. The operations of the Company's principal subsidiaries, Summers, Sacks, SES and the Consolidated Electric Supply group ("CES"), were reorganized along geographic lines into two regions: the Eastern Region and the Western Region. In addition, substantially all of the Company's operating subsidiaries were merged into either SES, which operates the Eastern Region, or Summers, which operates the Western Region.

ELECTRICAL DISTRIBUTION OPERATIONS

    The Company is engaged in the wholesale distribution of electrical parts and supplies, operating 171 electrical distribution locations in 19 states and the Bahamas. The Company manages its business through two principal regional organizations: the Eastern Region and the Western Region.

    The Eastern Region operates 88 distribution centers in 11 states, of which 40 are in Florida, 14 in Ohio, 9 in Mississippi, 6 in Alabama, 4 in Louisiana, 4 in Georgia, 3 in Delaware, 2 in Maryland, 2 in Tennessee, 2 in Oklahoma, 1 in Virginia and 1 in Freeport, Grand Bahamas.

    The Western Region operates 83 locations in 10 states, consisting of 39 in Texas, 12 in California, 9 in Louisiana, 7 in Oklahoma, 7 in Arkansas, 4 in Missouri, 2 in Arizona, and 1 in each of Colorado, Illinois and New Mexico.

    Each of the Company's electrical distribution locations serves an area with approximately a 50 mile radius and serves the needs of electrical contractors engaged in construction work on commercial and residential structures. The Company also provides materials to industrial customers for maintenance and repairs and for the manufacture of equipment. In addition, the Company has two divisions focused on specialty markets: the DataCom division, which distributes products used to interconnect voice, data and video systems, and the Cummins division, which distributes supplies to the utility industry. These two divisions generated approximately 8% of the Company's sales in 1994.

    In 1994, the Company served over 75,000 customers, with no single customer accounting for more than 3% of total annual sales. The Company's ten largest customers in 1994 represented less than 7.5% of sales. Management believes that approximately 50% of the Company's sales are from the construction-based electrical contractor market. The remainder are sold to industrial, governmental, municipal and utility company customers.

    Management believes that the Company is the fifth largest distributor of electrical parts and supplies in the United States, although there are other companies which account for significantly greater national volume. The Company competes with national chains (some of which are affiliated with manufacturing companies) and other independent distributors operating single or multiple outlets. Because the electrical supply business is fragmented and highly competitive, service and price are essential components of success. A typical Willcox & Gibbs electrical distribution location consists of a 20,000 sq. ft. warehouse and office facility, ten inside and outside sales representatives, one technical specialist, six warehouse and delivery personnel, and four management and support personnel. An average branch has approximately 400 customers, maintains an inventory of about 15,000 items, and makes deliveries within a 50-mile radius. Small branches are often grouped to constitute a profit center.

    The Company's extensive product line includes electrical supplies, such as cable, cords, boxes, covers, wiring devices, conduit, raceway duct, safety switches, motor controls, breakers, panels, lamps, fuses and related supplies and accessories, residential, commercial and industrial electrical fixtures and other special use fixtures, as well as materials and special cables for computers and advanced communications systems. The products sold by the Company are purchased from over 500 manufacturers and other suppliers, the two largest of which accounted in the aggregate for approximately 14% of the Company's total purchases during 1994, with none of the remainder accounting for more than 5%.

DISCONTINUED OPERATIONS

    APPAREL PARTS AND SUPPLIES DISTRIBUTION

    In July 1994, the Company sold its apparel parts and supplies distribution businesses, which are described below, for consideration valued at approximately $44 million.

    The Company's former Sunbrand Division marketed to the apparel industry a wide range of sewing equipment parts, supplies and other equipment, including pressing and finishing equipment, fabric spreading machines and reconditioned equipment. Its product line included needles, tools, electric and electronic devices and warehouse equipment. Sunbrand's executive offices were located in Atlanta. Sunbrand had seven office/distribution centers located near major apparel manufacturing areas in Atlanta, El Paso, Fall River (Massachusetts), Miami, Mexico City, Nashville, and Santo Domingo (Dominican Republic).

    The Company's former Unity Sewing Supply Division ("Unity"), an importer and distributor of non-trademarked ("generic") parts for industrial sewing machines, was headquartered in New York with branch offices in Los Angeles and Miami. It sold to dealers, not to manufacturers or end users. The majority of Unity's parts were manufactured in Japan, Germany and the United States.

    The Company's former subsidiary, Willcox & Gibbs, Ltd., a wholly-owned United Kingdom subsidiary, marketed sewing equipment in certain Common Market countries and sold generic sewing equipment parts in the United Kingdom.

    The   Company's  former  subsidiary,   Leadtec  Systems,  Inc.  ("Leadtec"),
distributed to the apparel industry a computer-based real-time production control system, marketed under the name "Satellite Plus", which utilized hardware manufactured by others and proprietary software designed by Leadtec.

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

EMPLOYEES

    As of December 31, 1994, the Company had a total of approximately 2,800 employees. Approximately 45 employees are covered by collective bargaining agreements. The Company has experienced no significant labor problems during recent years and considers that its employee relations are good.

ITEM 2.  PROPERTIES

    The Company's executive offices are located in leased office space at 150 Alhambra Circle, Coral Gables, Florida. Of the Company's distribution centers, 42 are owned by subsidiaries of the Company and 129 are leased. These leases are classified as operating leases and expire in various years through 2002. The Company's distribution centers generally range from 4,000 to 105,000 square feet and include office and warehouse facilities. The average distribution center is approximately 20,000 square feet.

    Eleven of the Company's distribution centers are leased from Robert Merson, a Senior Vice President of the Company and President of the Company's Eastern Region, and/or members of his or his wife's family, for terms extending through 2002. The Company believes that these leases are on terms at least as favorable as could have been obtained from an unaffiliated third party.

ITEM 3.  LEGAL PROCEEDINGS

    There are no material pending legal proceedings as of the date of this Report to which the Company or any of its subsidiaries is a party or to which any of their property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    During the last quarter of the Company's fiscal year, no matters were submitted to a vote of the Company's security holders.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

          NAME                 AGE                   TITLE AND PERIOD OF SERVICE
-------------------------     -----     ------------------------------------------------------
Alain Viry                     46       President and Chief Executive Officer (March 1994 to
                                         present).
Robert M. Merson               57       Senior Vice President (May 1994 to present); Vice
                                         President (November 1992 to May 1994)
Jules Altshuler                51       Vice President (May 1994 to present)
Jon O. Fullerton               52       Vice President, General Counsel and Secretary (July
                                         1994 to present)
Steven M. Hitt                 44       Vice President and Chief Financial Officer (July 1994
                                         to present)
Allan M. Gonopolsky            50       Vice President and Corporate Controller (May 1991 to
                                         November 1992 and July 1994 to present); Vice
                                         President, Chief Financial Officer and Corporate
                                         Controller (November 1992 to July 1994); Corporate
                                         Controller (1978 to April 1991).

    The officers of the Company are elected annually by the Board of Directors.

    Mr. Viry also serves as a director of the Company.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is listed on the New York Stock Exchange and the Pacific Stock Exchange. The following table sets forth the high and low per share sales prices for the Common Stock on the New York Stock Exchange as reported by the Dow Jones Historical Stock Quote Reporter Service for each quarter since December 31, 1992.

                                                                                HIGH        LOW
                                                                              ---------  ---------
1993:
  1st Quarter...............................................................  $    7.50  $    4.75
  2nd Quarter...............................................................       7.00       5.25
  3rd Quarter...............................................................       7.13       5.00
  4th Quarter...............................................................       8.13       6.00
1994:
  1st Quarter...............................................................       8.63       6.50
  2nd Quarter...............................................................       7.38       5.63
  3rd Quarter...............................................................       7.38       6.25
  4th Quarter...............................................................       7.50       5.88
1995:
  1st Quarter (through March 10)............................................       6.63       5.75

    At March 10, 1995, there were approximately 1,389 holders of record of Common Stock.

    No dividends have been paid on the Company's Common Stock since the last quarter of 1991. Future payment of cash dividends by the Company will be dependent on such factors as business conditions, earnings and the financial condition of the Company.

    The terms of the Company's 9.78% Senior Notes, dated as of April 2, 1991, as amended, restrict dividends and certain other payments with respect to the Company's capital stock if the sum thereof for the period since December 31, 1992, exceeds the sum of (i) 35% of net cash proceeds from the sale of stock and certain subordinated debt for such period, plus (ii) 35% of consolidated net income (as defined) for such period. In addition, the Note Agreement and the Company's Revolving Credit and Reimbursement Agreement, dated as of December 17, 1993, require that the Company meet certain financial tests that could have the effect of restricting the Company's ability to pay dividends.

ITEM 6. SELECTED FINANCIAL DATA

    WILLCOX & GIBBS, INC. AND SUBSIDIARIES

    The following tables set forth certain consolidated financial data of the Company and its subsidiaries for the five fiscal years ended December 31, 1994, which has been derived from the Company's audited financial statements, and should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the Company appearing elsewhere in this Report on Form 10-K.

    The selected financial data of the Company for the years set forth below are not directly comparable due to acquisitions and dispositions during such periods, including the distribution of Worldtex on November 12, 1992, the sale of the Apparel Division on July 13, 1994, and the acquisitions of SES on November 12, 1992, Sacks on April 12, 1993 and Summers on December 17, 1993.

                                                             1994          1993         1992         1991         1990
                                                         -------------  -----------  -----------  -----------  -----------
                                                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales..............................................  $   1,065,543  $   521,519  $   359,080  $   370,103  $   394,768
                                                         -------------  -----------  -----------  -----------  -----------
                                                         -------------  -----------  -----------  -----------  -----------
Income (loss) from continuing operations before income
 taxes.................................................  $      16,528  $    11,928  $   (17,588) $    (6,095) $     1,728
Income tax provision (benefit).........................          7,270        5,038       (5,186)      (1,656)         281
                                                         -------------  -----------  -----------  -----------  -----------
Income (loss) from continuing operations...............          9,258        6,890      (12,402)      (4,439)       1,447
Income (loss) from discontinued operations.............           (327)       1,517        7,527        6,123        4,067
                                                         -------------  -----------  -----------  -----------  -----------
Income (loss) before extraordinary charge and
 cumulative effect of accounting change................          8,931        8,407       (4,875)       1,684        5,514
Extraordinary charge (a)...............................       --            --           --            (1,436)     --
Cumulative effect of accounting change (b).............       --                660      --           --           --
                                                         -------------  -----------  -----------  -----------  -----------
Net income (loss)......................................  $       8,931  $     9,067  $    (4,875) $       248  $     5,514
                                                         -------------  -----------  -----------  -----------  -----------
                                                         -------------  -----------  -----------  -----------  -----------
Earnings per common share (c)
  Income (loss) from continuing operations.............  $         .39  $       .33  $      (.85) $      (.32) $       .10
  Income (loss) from discontinued operations...........           (.01)         .07          .52          .44          .30
                                                         -------------  -----------  -----------  -----------  -----------
  Income (loss) before extraordinary charge and
   cumulative effect of accounting change..............            .38          .40         (.33)         .12          .40
  Extraordinary charge.................................       --            --           --              (.10)     --
  Cumulative effect of accounting change...............       --                .03      --           --           --
                                                         -------------  -----------  -----------  -----------  -----------
  Net income (loss)....................................  $         .38  $       .43  $      (.33) $       .02  $       .40
                                                         -------------  -----------  -----------  -----------  -----------
                                                         -------------  -----------  -----------  -----------  -----------
  Total assets.........................................  $     414,487  $   428,519  $   285,309  $   365,429  $   365,005
                                                         -------------  -----------  -----------  -----------  -----------
                                                         -------------  -----------  -----------  -----------  -----------
  Long-term obligations................................  $      99,201  $   129,503  $   114,251  $   113,447  $    83,445
                                                         -------------  -----------  -----------  -----------  -----------
                                                         -------------  -----------  -----------  -----------  -----------
  Cash dividends per common share......................  $    -0-       $   -0-      $   -0-      $       .10  $       .10
                                                         -------------  -----------  -----------  -----------  -----------
                                                         -------------  -----------  -----------  -----------  -----------

------------------------
(a) Write-off of unamortized discount and expense in connection with a redemption of all of the outstanding 13% Senior Subordinated Notes due April 15, 1997.

(b) Cumulative effect of accounting change for income taxes in connection with SFAS No. 109, "Accounting for Income Taxes."

(c)  Fully diluted amounts are anti-dilutive in all years.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    SIGNIFICANT TRANSACTIONS

    In April 1992, the Company, Rexel, S.A. (formerly known at Compagnie de Distribution de Materiel Electrique) ("Rexel"), International Technical Distributors, Inc. ("ITD"), a subsidiary of Rexel, and Southern Electric Supply Company, Inc. ("SES"), a subsidiary of ITD engaged in the distribution of electrical materials, entered into a Purchase Agreement (the "Purchase Agreement"). Pursuant to the Purchase Agreement, the Company issued to Rexel and ITD 6,284,301 shares of Company Common Stock in exchange for all of the stock of SES and approximately $10 million in cash. In addition, pursuant to the Purchase Agreement, the Company declared a dividend consisting of one share of common stock of the Company's subsidiary Worldtex, Inc. ("Worldtex") for each share of Company Common Stock outstanding on November 23, 1992 (the "Distribution" and, together with such transactions with Rexel, the "1992 Transactions"). In August 1992, the Company transferred to Worldtex all of the stock of the Company's subsidiaries engaged in the manufacture of covered elastic yarn. Accordingly, these businesses are reflected as discontinued operations in the Company's Consolidated Financial Statements.

    Also during 1992, the Company sold its data communications equipment distribution business and an apparel related unit. On July 13, 1994, the Company sold its apparel parts and supplies distribution businesses (the "Apparel Division") for consideration of approximately $44 million. Accordingly, the Apparel Division is shown as a discontinued operation in the Company's Consolidated Financial Statements.

    In April 1993, the Company acquired Sacks Electrical Supply Co. ("Sacks"), a distributor of electrical supplies and components with three locations in Ohio, for $13.6 million. On December 17, 1993, the Company acquired Summers Group, Inc. ("Summers"), an electrical parts distributor, for $60 million in cash and a $25 million three year note issued to the seller, plus contingent consideration to be determined based on Summers' profits before interest and taxes for 1993 and 1994, subject to a maximum purchase price of $120 million. In December 1994, the Company agreed to prepay such note and cancel the contingent consideration in exchange for cash payments that brought the total cash purchase price for Summers to $90.95 million (including $0.7 million of acquisition costs).

    On March 1, 1994, the Company sold 3,491,280 newly-issued shares of Company common stock to Rexel for a total purchase price of $31.4 million. Pursuant to the Company's agreement with Rexel, the size of the Company's Board of Directors was reduced from twelve to nine, five of whom are nominees of Rexel.

    During the second half of 1994, the operations of the Company's principal subsidiaries, Summers, Sacks, SES and the Consolidated Electric Supply group ("CES"), were reorganized along geographical lines into two regions: the Eastern Region and the Western Region. As part of this process, the Company closed six redundant or underperforming locations and opened ten new distribution centers. In addition, the Company implemented cost reduction programs, including the consolidation and redesign of employee benefit and casualty insurance programs, established new management incentive programs focused on profit growth and asset management and commenced upgrade of its Eastern Region's computer management information system.

    As a result of the aforementioned transactions and discontinuances, the Company is now engaged in only one business segment: the distribution of electrical parts and supplies, principally in the southern United States. Assuming the Sacks and Summers acquisitions had been consummated as of January 1, 1992 and the SES acquisition had been consummated as of January 1, 1991, the Company's unaudited pro forma sales would have been $958.5 million and $907.3 million in 1993 and 1992, respectively.

    RESULTS OF CONTINUING OPERATIONS

    The following table sets forth the percentages which certain income and expense items bear to net sales:

                                                                  1994         1993         1992
                                                               -----------  -----------  -----------
Net sales....................................................      100.0%       100.0%       100.0%
                                                                   -----        -----        -----
                                                                   -----        -----        -----
Gross profit.................................................       19.9%        20.6%        20.4%
Operating costs and expenses:
  Selling & administrative...................................       17.6         17.3         18.3
  Transaction costs..........................................      --           --             4.3
  Restructuring charges......................................      --           --             1.2
                                                                   -----        -----        -----
Operating profit (loss)......................................        2.3          3.3         (3.4)
Interest expense.............................................         .9          1.1          1.5
Other income.................................................         .1        --           --
                                                                   -----        -----        -----
Income (loss) from continuing operations before income
 taxes.......................................................        1.5%         2.2%        (4.9)%
                                                                   -----        -----        -----
                                                                   -----        -----        -----

    1994 V. 1993

    Sales increased $544.0 million in 1994 to $1.066 billion. Sales for 1994 included a total of $560.8 million from Summers and Sacks, which were acquired in December 1993 and April 1993, respectively. Had these acquisitions occurred on January 1, 1993, pro forma 1993 sales would be $958.5 million. The pro forma sales increase in 1994 of 11.2% was attributable to favorable new home construction markets and growth of sales in the utility and data communications markets.

    Gross margins declined in 1994 to 19.9% from 20.6% in 1993. This decline was primarily attributable to the 36% increase during 1994 in the price of copper, an important component of the goods distributed by the Company. Over half of this increase occurred in the last four months of the year. While inflation tends to improve the Company's margins, since so much of the increase in copper prices occurred late in the year, the improved margins could not offset the $7.2 million increase in LIFO reserves primarily caused by the inflation in copper wire prices.

    Selling and administrative expense increased to $187.4 million in 1994 from $90.4 million in 1993, reflecting the additional operations added through the above-mentioned acquisitions. As a percentage of sales, such expenses were 17.6% in 1994 compared to 17.3% in 1993. Included in selling and administrative costs for 1994 were nonrecurring charges totaling $4.9 million consisting of charges primarily associated with the resignation of an officer of the company ($2.1 million), the relocation of the corporate office to Coral Gables, Florida ($0.7 million) and replacement of certain computer systems in the Company's Eastern Region ($2.1 million). These nonrecurring costs amounted to 0.5% of sales in 1994. Depreciation and amortization increased to $9.7 million in 1994 from $5.2 million in 1993, reflecting increased amortization of goodwill on the 1993 acquisitions of Sacks and Summers and the $2.1 million for replacement of computer systems.

    Interest expense increased to $9.6 million in 1994 from $5.9 million in 1993. While the Company reduced its borrowings $77.1 million by the end of 1994, interest expense increased due to additional debt arising in 1993 in connection with the acquisitions of Sacks and Summers and the increase in interest rates on short-term debt. Additionally, discontinued operations absorbed $2.0 million in interest expense in 1994 compared to $3.9 million in 1993.

    Other income-net increased to $1.0 million in 1994 from $0.7 million in 1993, primarily reflecting higher earnings from short-term investments during the second half of 1994.

    Income from continuing operations increased to $9.3 million in 1994 from $6.9 million in 1993, reflecting the additional operations added through the acquisitions of Sacks and Summers in 1993.

    1993 V. 1992

    The Company's sales increased by $162.4 million in 1993, to $521.5 million. Excluding the impact of the acquisitions of SES, Sacks and Summers, full-year sales were up about 3.8%. CES's increase resulted primarily from the improving housing market, although commercial construction continued to lag. Full-year sales for SES, Sacks, and Summers as a group were up in 1993 compared with 1992, reflecting the continued market-share strength of these units in their respective geographic areas. Full year sales for these divisions totalled $601.3 million in 1993, including, as to Sacks and Summers, the period prior to acquisition. Certain geographic regions showed an upturn in 1993. However, no assurance can be given that this trend will continue. Declining copper prices and strong competition for market share continue to put pressure on the Company's gross margin, which increased slightly in 1993, to 20.6%.

    Selling  and  administrative  expenses  increased  $24.4  million  in  1993, reflecting the additional operations added through the above-mentioned acquisitions. However, as a percentage of sales such expenses decreased to 17.3% in 1993 as compared to 18.3% in 1992, reflecting cost containment programs and a higher level of sales.

    Interest expense in 1993 was $5.9 million, compared with $5.4 million a year ago. Although the Company reduced its debt at the end of 1992 in connection with the 1992 Transactions, it increased its borrowings in 1993 to fund the acquisitions of Sacks and Summers. Other income-net in 1993 was $0.7 million, compared to $0.1 million in 1992, reflecting principally earnings from short-term investments during the first half of 1993.

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

    DISCONTINUED OPERATIONS

    As discussed above, the results of the Apparel Division and Worldtex are included in the financial statements as discontinued operations. Summarized results are as follows (000's):

                                                              1994       1993        1992
                                                            ---------  ---------  -----------
Sales:
  Apparel Division........................................  $  40,819  $  76,850  $    78,977
  Worldtex, Inc...........................................     --         --          157,463
                                                            ---------  ---------  -----------
                                                            $  40,819  $  76,850  $   236,440
                                                            ---------  ---------  -----------
                                                            ---------  ---------  -----------
Net Income:
  Apparel Division........................................  $     345  $   1,517  $       353
  Worldtex, Inc...........................................     --         --            7,174
                                                            ---------  ---------  -----------
                                                            $     345  $   1,517  $     7,527
                                                            ---------  ---------  -----------
                                                            ---------  ---------  -----------

    The Apparel Division was sold July 13, 1994 and accordingly, sales and net income of the Apparel Division reflect activity through that date.

    INCOME TAXES

    The Company had effective income tax rates of 44%, 43% and (6.3)% in 1994, 1993, and 1992. The 1994 rate reflects the impact of state and local taxes, non-deductible goodwill amortization and increase in the deferred tax asset valuation allowance, reduced by the current deductibility of certain prior year transaction costs. The 1993 rate reflects the above as well as a reduction due to the impact of the utilitzation of federal capital loss carryforwards and an increase in the federal corporate income tax rate.

    Effective January 1, 1993, the Company changed its method of accounting from the deferred method to the liability method required by SFAS No. 109, "Accounting for Income Taxes" (see Note 10 of the Notes to the Consolidated Financial Statements). As permitted under Statement 109, prior years' financial statements have not been restated. The cumulative effect of adopting Statement 109 as of January 1, 1993 was to increase net income by $660,000 or $.03 per share for 1993.

    As of December 31, 1994 and 1993, the Company had recognized deferred tax assets of $10.2 million and $11.3 million, respectively, arising primarily from basis differences between the recorded value for financial reporting purposes and tax basis of accounts receivable, inventory and various liabilities and reserves, including restructuring and transaction costs. Such deferred tax assets have been reduced by a valuation allowance of $1.3 million and $1.1 million in 1994 and 1993, respectively. In addition, the Company has recognized deferred tax liabilities totaling $9.4 million and $7.8 million in 1994 and 1993, respectively, arising principally from a higher recorded value over tax basis of property, plant and equipment and certain acquisitions.

    LIQUIDITY; CAPITAL RESOURCES

    At December 31, 1994, the Company had $23.8 million in cash and cash equivalents, compared to $19.1 million at December 31, 1993, and had $119.7 million of indebtedness for borrowed money (including current installments and short-term debt), compared to $196.7 million at December 31, 1993. Total assets decreased $14.0 million as of the end of 1994 to $414.5 million, primarily due to the disposition of the Apparel Division as discussed below.

    During 1994, the Company generated $33.1 million in cash from its operating activities compared to $5.8 million in 1993, primarily reflecting improvement in various working capital items and a full year's operating income from the 1993 acquisitions of Sacks and Summers. Net cash provided by investing activities in 1994 totalled $17.6 million, reflecting net cash proceeds from the disposal of the Apparel Division of $37.2 million, offset by net capital expenditures of $12.1 million, the $5.3 million payment to terminate contingent purchase price obligations in connection with the Summers acquisition and other payments of $2.2 million. Capital expenditures increased $6.7 million in 1994 to $12.1 million, reflecting the full year impact of the 1993 acquisitions of Sacks and Summers and investment in additional computer equipment and software associated with the replacement of certain computer systems in the Eastern Region. Net cash used in investing activities in 1993 of $62.8 million reflects the Company's acquisitions of Sacks and Summers, which utilized $68.3 million, offset partially by proceeds from sales of short-term investments of $12.9 million.

    Net cash used in financing activities in 1994 totalled $46.0 million, reflecting primarily the payment of debt from the proceeds of the issuance of common stock to Rexel in March 1994, and the sale of the Apparel Division. Net cash provided by financing activities in 1993 totalled $60.6 million, reflecting borrowings under credit arrangements to fund the 1993 acquisitions of Sacks and Summers.

    The Company had a current ratio of 1.6 at December 31, 1994 compared to 1.3 at December 31, 1993. The improvement is primarily the result of improvement in inventory days to 76 days in 1994 from 84 days in 1993 and reduction in short-term debt in 1994. The number of days sales represented by trade accounts receivable were 48 at December 31, 1994 compared to 50 at December 31, 1993. Trade working capital turnover for the year 1994 improved to 7.1 from 6.2 in 1993.

    The ratio of borrowings (debt) to stockholders' equity improved to .9 at December 31, 1994 from 2.1 at December 31, 1993, reflecting improved operating cash flow and the reduction of borrowings from the proceeds of the common stock issuance to Rexel and the sale of the Apparel Division in 1994.

    In April 1993, the Company acquired Sacks for $13.6 million in cash, and in December 1993, the Company acquired Summers for $60 million in cash and a $25 million three year note, plus contingent consideration, subject to a maximum purchase price of $120 million. In December 1994, the Company agreed to prepay such note and cancel the contingent consideration in exchange for cash payments that brought the total cash purchase price for Summers to $90.95 million (including $0.7 million of acquisition costs). The Company regularly reviews possible acquisitions of businesses, and may from time to time in the future acquire other businesses. The Company otherwise currently expects that its capital expenditures during 1995 will be consistent with historical requirements for the electrical distribution business.

    The Company is party to the Revolving Credit and Reimbursement Agreement, dated as of December 17, 1993 (the "Credit Agreement"), with NationsBank of Florida, N. A., and Credit Lyonnais New York Branch. The Credit Agreement was amended on March 30, 1995 and currently provides for borrowings from time to time through March 31, 2000 of up to $40 million. Borrowings under the Credit Agreement bear interest at NationsBank's prime rate, or at a rate based on rates in the certificate of deposit market or LIBOR, plus a margin, which margin varies depending on the Company's financial performance. The Credit Agreement includes various covenants, including restrictions on liens, debt and lease obligations and requirements that certain financial ratios be maintained.

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

    The Company continually reviews the impact of inflation. Pricing policies are reviewed regularly and, to the extent permitted by competition, the Company passes increased costs on by increasing the sales price. The Company will continue to monitor the impact of inflation and will consider these matters in setting its pricing policies.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following financial statements, supplementary financial information and schedules are filed as part of this Report:

    Report of Independent Accountants

    Financial Statements:

Consolidated Balance Sheets,
 December 31, 1994 and 1993
Consolidated Statements of Income,
 Years Ended December 31, 1994, 1993 and 1992
Consolidated Statement of Changes in Stockholders'
 Equity,
 Years Ended December 31, 1994, 1993 and 1992
Consolidated Statements of Cash Flows,
 Years Ended December 31, 1994, 1993 and 1992
Notes to Consolidated Financial Statements

    Supplementary Financial Information

    Financial Statement Schedule:

Schedule II -- Valuation and
 Qualifying Accounts,
 Years Ended December 31, 1994, 1993
 and 1992

All schedules not mentioned above are omitted for the reason that they are not required or are not applicable, or the information is included in the Consolidated Financial Statements or the Notes thereto.

    The foregoing financial statements are incorporated by reference in certain registration statements on Form S-8 of the Company and the prospectuses relating thereto in reliance upon the report of Coopers & Lybrand L. L. P. pertaining to such financial statements given upon the authority of such firm as experts in accounting and auditing.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Willcox & Gibbs, Inc.:

    We have audited the consolidated financial statements and the financial statement schedule of Willcox & Gibbs, Inc. and subsidiaries listed in Item 8 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Willcox & Gibbs, Inc. and subsidiaries as of December 31, 1994 and 1993 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

    As discussed in Note 10 of the consolidated financial statements, in 1993 the Company changed its method of accounting for income taxes.

    /s/ Coopers & Lybrand L. L. P.
--------------------------------------
      Coopers & Lybrand L. L. P.

Miami, Florida
March 15, 1995 except as to the
information presented in
Note 5 for which
the date is March 30, 1995.

                             WILLCOX & GIBBS, INC.
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1994 AND 1993
                             (DOLLARS IN THOUSANDS)
                                     ASSETS

                                                                                               1994        1993
                                                                                            ----------  ----------
Current assets:
  Cash and cash equivalents...............................................................  $   23,843  $   19,131
  Accounts and notes receivable, less allowance for doubtful accounts of $4,149 in 1994
   and $4,023 in 1993.....................................................................     142,997     129,163
  Inventories.............................................................................     111,276     117,577
  Income taxes receivable.................................................................       3,385       1,407
  Prepaid expenses and other current assets...............................................       8,930       9,002
  Deferred income taxes...................................................................       1,888       1,796
                                                                                            ----------  ----------
    Total current assets..................................................................     292,319     278,076
Investments and noncurrent receivables, less allowance for doubtful accounts of $511 in
 1994 and $297 in 1993....................................................................       5,330       2,302
Fixed assets, at cost:
  Land....................................................................................       8,148       8,059
  Buildings and leasehold improvements....................................................      26,077      29,630
  Machinery, equipment and other tangible property........................................      37,048      29,765
                                                                                            ----------  ----------
                                                                                                71,273      67,454
  Less, accumulated depreciation and amortization.........................................      19,419      14,772
                                                                                            ----------  ----------
  Fixed assets -- net.....................................................................      51,854      52,682
                                                                                            ----------  ----------
Net assets of discontinued operations.....................................................      --          43,337
Other assets..............................................................................       3,759       4,350
Deferred income taxes.....................................................................       1,253         693
Cost in excess of net assets of acquired businesses, net of accumulated amortization of
 $5,355 in 1994 and $3,857 in 1993........................................................      59,972      47,079
                                                                                            ----------  ----------
                                                                                            $  414,487  $  428,519
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term debt.........................................................................  $   --      $   61,500
  Current installments of long-term debt..................................................      24,894       9,261
  Accounts and notes payable -- trade, and other liabilities..............................     155,282     135,733
  Deferred income taxes...................................................................         630      --
                                                                                            ----------  ----------
    Total current liabilities.............................................................     180,806     206,494
Long-term debt............................................................................      94,761     125,975
Other long-term liabilities...............................................................       4,440       3,528
Deferred income taxes.....................................................................       3,028      --
Commitments and contingencies (Note 11)
Stockholders' equity:
  Preferred stock (authorized 600,000 shares, none issued)................................      --          --
  Preference stock (authorized 2,000,000 shares, none issued).............................      --          --
  Common stock (24,705,233 and 21,213,953 shares issued in 1994 and 1993).................      24,705      21,214
  Capital surplus.........................................................................      81,354      53,818
  Retained earnings.......................................................................      30,805      21,874
  Cumulative foreign translation adjustment...............................................      --          (1,333)
  Unrealized losses on marketable equity securities.......................................        (875)       (625)
  Treasury stock, at cost (591,095 and 266,281 shares in 1994 and 1993)...................      (4,537)     (2,426)
                                                                                            ----------  ----------
  Total stockholders' equity..............................................................     131,452      92,522
                                                                                            ----------  ----------
                                                                                            $  414,487  $  428,519
                                                                                            ----------  ----------
                                                                                            ----------  ----------

          See accompanying notes to consolidated financial statements.

                             WILLCOX & GIBBS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                            1994           1993             1992
                                                                         -----------   -------------    ------------
Net sales.............................................................    $1,065,543        $521,519        $359,080
Cost of goods sold....................................................       853,041         414,027         285,713
                                                                         -----------   -------------    ------------
  Gross profit........................................................       212,502         107,492          73,367
Selling and administrative expense....................................       187,423          90,365          65,980
Transaction costs (Note 2)............................................       --             --                15,344
Restructuring charges.................................................       --             --                 4,338
                                                                         -----------   -------------    ------------
  Operating profit (loss).............................................        25,079          17,127         (12,295)
Interest expense......................................................         9,577           5,890           5,389
Other income -- net...................................................         1,026             691              96
                                                                         -----------   -------------    ------------
  Income (loss) from continuing operations before income taxes........        16,528          11,928         (17,588)
Income tax provision (benefit)........................................         7,270           5,038          (5,186)
                                                                         -----------   -------------    ------------
  Income (loss) from continuing operations............................         9,258           6,890         (12,402)
Income (loss) from discontinued operations, net of income tax
 (benefit) expense of $(256), $1,303 and $4,858.......................          (327)          1,517           7,527
                                                                         -----------   -------------    ------------
  Income (loss) before cumulative effect of accounting change.........         8,931           8,407          (4,875)
Cumulative effect of accounting change for income taxes...............       --                  660         --
                                                                         -----------   -------------    ------------
  Net income (loss)...................................................        $8,931          $9,067         $(4,875)
                                                                         -----------   -------------    ------------
                                                                         -----------   -------------    ------------
Income (loss) per common share:
  Income (loss) from continuing operations............................          $.39            $.33           $(.85)
  Income (loss) from discontinued operations, net of income taxes.....          (.01)            .07             .52
                                                                         -----------   -------------    ------------
  Income (loss) before cumulative effect of accounting change.........           .38             .40            (.33)
  Cumulative effect of accounting change for income taxes.............       --                  .03         --
                                                                         -----------   -------------    ------------
  Net income (loss)...................................................          $.38            $.43           $(.33)
                                                                         -----------   -------------    ------------
                                                                         -----------   -------------    ------------
Average number of common and common equivalent shares.................    23,765,000      20,970,000      14,629,000
                                                                         -----------   -------------    ------------
                                                                         -----------   -------------    ------------

          See accompanying notes to consolidated financial statements.

                             WILLCOX & GIBBS, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                             (DOLLARS IN THOUSANDS)

                                                                                               UNREALIZED
                                                  COMMON                         CUMULATIVE     LOSSES ON
                                                  STOCK                           FOREIGN      MARKETABLE    TREASURY
                                         COMMON   TO BE    CAPITAL  RETAINED    TRANSLATION      EQUITY      STOCK AT
                                          STOCK   ISSUED   SURPLUS  EARNINGS     ADJUSTMENT    SECURITIES      COST        TOTAL
                                         -------  ------   -------  ---------   ------------   -----------   ---------   ---------
Balance at January 1, 1992.............. $13,842           $22,511  $  76,229   $     1,735                  $ (2,391)   $ 111,926
Net loss................................                               (4,875)                                              (4,875)
Dividend of Worldtex, Inc...............                              (58,547)          800                                (57,747)
Issuance of 583,116 shares pursuant to
 Stock Option Plan and 3,185 treasury
 shares acquired as payment.............     583             4,178                                                (35)       4,726
Issuance of 778 shares pursuant to Stock
 Acquisition Plan.......................       1                 9                                                              10
Foreign translation adjustment..........                                             (3,721)                                (3,721)
Issuance of 1,647,307 shares to Rexel
 for cash, net of issuance costs of
 $2,056.................................   1,648             6,181                                                           7,829
Issuance of 4,636,994 shares for the
 acquisition of SES.....................   4,009  $ 628     16,461                                                          21,098
Issuance of 503,543 shares to key
 executives in connection with the
 Purchase Agreement with Rexel..........     503             4,478                                                           4,981
                                         -------  ------   -------  ---------   ------------   -----------   ---------   ---------
Balance at December 31, 1992............  20,586    628     53,818     12,807        (1,186)                   (2,426)      84,227
Net income..............................                                9,067                                                9,067
Issuance of 628,430 shares..............     628   (628)
Foreign translation adjustment..........                                               (147)                                  (147)
Marketable equity security adjustment...                                                       $     (625)                    (625)
                                         -------  ------   -------  ---------   ------------   -----------   ---------   ---------
Balance at December 31, 1993............  21,214   --       53,818     21,874        (1,333)         (625)     (2,426)      92,522
Net income..............................                                8,931                                                8,931
Issuance of 3,491,280 shares............   3,491            27,536                                                          31,027
Foreign translation adjustment..........                                                378                                    378
Sale of apparel parts and supplies
 distribution business..................                                                955                    (2,111)      (1,156)
Marketable equity security adjustment...                                                             (250)                    (250)
                                         -------  ------   -------  ---------   ------------   -----------   ---------   ---------
Balance at December 31, 1994............ $24,705  $--      $81,354  $  30,805   $   --         $     (875)   $ (4,537)   $ 131,452
                                         -------  ------   -------  ---------   ------------   -----------   ---------   ---------
                                         -------  ------   -------  ---------   ------------   -----------   ---------   ---------

          See accompanying notes to consolidated financial statements.

                             WILLCOX & GIBBS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                             (DOLLARS IN THOUSANDS)

                                                                                   1994        1993       1992
                                                                                 ---------  ----------  ---------
Cash flows from operating activities:
  Net income (loss)............................................................  $   8,931  $    9,067  $  (4,875)
                                                                                 ---------  ----------  ---------
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization..............................................      9,718       5,161      8,395
    Provision for losses on accounts receivable                                      3,600       2,154      2,532
    Deferred income taxes......................................................      3,070       5,639     (2,327)
    Loss on sale of apparel division...........................................      1,200      --         --
    Cumulative effect of accounting change for income taxes....................     --            (660)    --
    Changes in assets and liabilities, net of effect of acquisitions, dividend of Worldtex and sale of net assets:
      (Increase) decrease in accounts and notes receivable.....................    (17,209)      6,107     (9,755)
      Decrease (increase) in inventory.........................................      5,209       1,054     (5,734)
      Decrease (increase) in prepaid expenses and other current assets.........        114        (124)     2,652
      Increase (decrease) in accounts and notes payable-trade, and other
       liabilities.............................................................     20,434     (19,292)     9,173
      (Decrease) increase in income taxes receivable...........................     (1,931)     (1,372)     1,094
    Net (payments) provision for restructuring activities......................       (124)     (1,302)     2,559
    Net (payments) provision for transaction costs.............................     (1,208)       (777)    10,805
    Other, net.................................................................      1,313         135       (149)
                                                                                 ---------  ----------  ---------
      Total adjustments........................................................     24,186      (3,277)    19,245
                                                                                 ---------  ----------  ---------
      Net cash provided by operating activities................................     33,117       5,790     14,370
                                                                                 ---------  ----------  ---------
Cash flows from investing activities:
  Sale (purchase) of short-term investments....................................     --          12,874    (12,874)
  Capital expenditures.........................................................    (12,094)     (5,381)   (11,158)
  Contingent payments to former shareholders of acquired businesses............     (5,250)     --           (168)
  Cost of acquisitions, net of cash acquired...................................     --         (68,329)    --
  Cash from acquisition acquired for stock, net of closing costs...............     --          --          1,975
  Proceeds from sale of net assets.............................................     37,199      --          3,350
  Other investing activities...................................................     (2,211)     (1,963)     1,314
                                                                                 ---------  ----------  ---------
  Net cash provided by (used in) investing activities..........................     17,644     (62,799)   (17,561)
                                                                                 ---------  ----------  ---------
Cash flows from financing activities:
  Net (payments) borrowings under line of credit arrangements..................    (61,500)     61,500      6,851
  Proceeds from issuance of common stock to Rexel, net of issuance costs.......     31,027      --          7,829
  Prepayment of debt of acquired company.......................................     --          --         (5,950)
  Proceeds from exercise of stock options......................................     --          --          4,042
  Cash transferred in connection with dividend of Worldtex.....................     --          --         (1,215)
  Other debt payments and financing activities, net............................    (15,576)       (927)      (873)
                                                                                 ---------  ----------  ---------
  Net cash (used in) provided by financing activities..........................    (46,049)     60,573     10,684
                                                                                 ---------  ----------  ---------
  Net increase in cash and cash equivalents....................................      4,712       3,564      7,493
Cash and cash equivalents at beginning of year.................................     19,131      15,567      8,074
                                                                                 ---------  ----------  ---------
  Cash and cash equivalents at end of year.....................................  $  23,843  $   19,131  $  15,567
                                                                                 ---------  ----------  ---------
                                                                                 ---------  ----------  ---------
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
  Interest.....................................................................  $  11,660  $    9,779  $  14,548
  Income taxes.................................................................  $   5,660  $    1,183  $     459
Supplemental information of businesses acquired:
  Fair value of assets acquired................................................  $  --      $  179,113  $  43,403
  Liabilities assumed..........................................................     --         (79,490)   (22,033)
  Note issued to seller........................................................     --         (25,000)    --
  Common stock issued..........................................................     --          --        (21,098)
                                                                                 ---------  ----------  ---------
  Cash paid....................................................................  $  --      $   74,623  $     272
                                                                                 ---------  ----------  ---------
                                                                                 ---------  ----------  ---------

          See accompanying notes to consolidated financial statements.

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

    (c) INVENTORIES

        Inventories are  stated  at  the  lower  of  LIFO  cost  or  market  for continuing operations. Had the FIFO method been used to value inventories, total inventories would have increased $12,867 and $5,632 at December 31, 1994 and 1993, respectively.

        For the discontinued operations, inventories were stated at the lower of FIFO cost or market and were included in Net Assets of Discontinued Operations at December 31, 1993.

    (d) INVESTMENTS AND NONCURRENT RECEIVABLES

        Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which addresses the accounting and reporting for investments in equity securities that have readily determinable fair value and for all investments in debt securities. The Standard classifies investments into one of three categories: Held-to-maturity, Available-for-sale, and Trading.

        At December 31, 1994, the Company has classified its investments in debt securities as "Trading". These investments are included as part of Cash and Cash Equivalents based on their liquidity. Investments in equity securities have been classified as "Available-for-sale". The fair value of these securities at year end was approximately $625. The Company does not believe that adoption of this new Standard has had a significant effect on its financial statements.

    (e) DEPRECIATION AND AMORTIZATION

        Depreciation, computed by means of straight-line and accelerated methods, is based on the estimated useful lives of the related assets. Leasehold improvements are amortized over their respective lease terms or their estimated useful lives, if shorter.

        Cost in excess of net assets of acquired businesses ("goodwill") is amortized over 40 years. At each balance sheet date, the Company reviews the carrying value of goodwill in relation to current and expected operating results of the businesses which benefit therefrom in order to assess whether there has been a permanent impairment of goodwill.

    (f) FORWARD EXCHANGE CONTRACTS

        Solely in connection with the apparel parts and supplies distribution business, which was sold on July 13, 1994, the Company entered into forward exchange contracts in limited circumstances as a hedge against purchases with extended terms denominated in foreign currency. These contracts were used by the Company to minimize exposure and reduce risk from exchange rate fluctuations in the regular course of its foreign apparel business. Gains and losses on forward contracts were deferred and included in the measurement of the related foreign currency transaction. Cash provided and used for forward contracts is included in the cash flows resulting from changes in accounts and notes payable -- trade.

                             WILLCOX & GIBBS, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    (g) INCOME TAXES

        No provision is made for income taxes which may be payable if undistributed earnings of foreign subsidiaries were to be paid as dividends to the Company, since the Company intends that such earnings will continue to be invested in those countries. At December 31, 1993, the cumulative amount of foreign undistributed earnings amounted to approximately $630. Foreign tax credits may be available as a reduction of United States income taxes in the event of such distributions.

    (h) EARNINGS PER SHARE

        Primary earnings per share are based on the weighted average number of common and common equivalent shares outstanding during the year.

    (i) RECLASSIFICATIONS

        Certain prior year amounts have been reclassified to conform with the 1994 presentation.

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

    Pursuant to an Investment Agreement entered into in connection with the Purchase Agreement, Rexel agreed to certain limitations on its ownership of the outstanding common stock of the Company and to certain other restrictions during the five years after closing. On March 1, 1994, the Company sold to Rexel 3,491,280 newly issued shares of Company common stock for a total cash purchase price of $31,422, which was used to repay short-term debt. As a result, Rexel increased its beneficial ownership of the outstanding common stock of the Company from 30% to 40%. In connection with that purchase, the Company, Rexel and ITD executed an amendment to the Investment Agreement which, among other things, permited Rexel to increase its beneficial ownership of Company common stock to 45% and provided for termination of the Investment Agreement on December 31, 1994. As of February 6, 1995, Rexel had further increased its beneficial ownership to approximately 43.7%.

    In connection with the November 12, 1992 transaction, the Company distributed Worldtex, Inc. ("Worldtex"), its covered yarn manufacturing segment, as a dividend to its stockholders during the fourth quarter of 1992. Worldtex owns the former subsidiaries of the Company engaged in the manufacture of covered yarn. Effective with the dividend, retained earnings was charged $58,547 for the book value of the net assets distributed, including assets of $152,407 and liabilities of $93,860. Liabilities included $32,000 of debt assumed by Worldtex which was previously outstanding under the Company's prior revolving credit arrangement. The results of the covered yarn operation for 1992 are included in the Consolidated Statements of Income as discontinued operations (see Note 4).

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

    On  December  17, 1993,  the Company  acquired the  common stock  of Summers
Group, Inc. ("Summers")  for $60 million  in cash and  a $25 million  three-year note issued to the seller, plus contingent consideration to be determined based on defined profits of Summers, subject to a maximum purchase price of $120 million. On December 22, 1994, the Company reached an agreement pursuant to which the Company paid $5.25 million in cash and agreed to pay the balance of the $25 million note ($16.7 million) prior to June 30, 1995, and the contingent consideration was cancelled. The additional payments, plus $0.7 million of acquisition costs, bring the total purchase price to $90.95 million. Summers is a distributor of electrical parts and supplies with locations principally in Texas, Oklahoma, Louisiana, California and Arkansas.

    Each of these 1993 acquisitions has been recorded as a purchase, and the excess of the total purchase price over the fair value of the net assets acquired ($7.1 million for Sacks and $25.6 million for Summers) is being amortized over 40 years. Sacks' and Summers' results of operations are included in the Company's financial statements from the respective dates of acquisition.

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

    The  following table summarizes the effect  on consolidated sales and income
(loss) from continuing operations of the Company for 1993 and 1992, on an unaudited pro forma basis, assuming the Sacks and Summers acquisitions had been consummated as of January 1, 1992 and the SES acquisition had been consummated as of January 1, 1991.

                                                                         1993         1992
                                                                      -----------  -----------
Sales...............................................................  $   958,518  $   907,322
                                                                      -----------  -----------
                                                                      -----------  -----------
Income (loss) from continuing operations............................  $    12,622  $    (6,273)
                                                                      -----------  -----------
                                                                      -----------  -----------
Income (loss) per share from continuing operations..................  $       .60  $      (.43)
                                                                      -----------  -----------
                                                                      -----------  -----------

    The pro forma results above are not necessarily indicative of what actually would have occurred if the acquisitions had been in effect at the beginning of each period or are they necessarily indicative of future consolidated results.

4.  DISCONTINUED OPERATIONS
    In the fourth quarter of 1993, the Company decided to sell its apparel parts and supplies distribution business ("Apparel") and engaged an investment banking firm, of which a director of the Company is president, to seek a purchaser. The sale was consummated on July 13, 1994 for consideration valued at approximately $44.0 million, consisting of cash of $38.6 million ($37.2 million net of costs), a $3 million subordinated note from the buyer valued at $2.3 million, warrants to purchase approximately 15% of the buyer valued at $0.7 million and 324,814 shares of Company common stock valued at $2.1 million. The net proceeds from the sale approximated book value of the net assets sold,

                             WILLCOX & GIBBS, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

4.  DISCONTINUED OPERATIONS (CONTINUED)
but resulted in a loss on disposal of $0.7 million, net of taxes, due primarily to the recognition of previously established deferred foreign translation adjustments. In connection with the sale, the investment banking firm was paid $0.5 million. Accordingly, this business is included in the Consolidated Statements of Income as discontinued operations for all periods presented. As discussed in Note 2, the covered yarn operation is included as discontinued operations in 1992. Summarized results of the discontinued operations (excluding the loss on disposal) are as follows:

                                                              1994       1993        1992
                                                            ---------  ---------  -----------
Sales:
  Apparel.................................................  $  40,819  $  76,850  $    78,977
  Covered yarn............................................     --         --          157,463
                                                            ---------  ---------  -----------
                                                            $  40,819  $  76,850  $   236,440
                                                            ---------  ---------  -----------
                                                            ---------  ---------  -----------
Net income:
  Apparel.................................................  $     345  $   1,517  $       353
  Covered yarn............................................     --         --            7,174
                                                            ---------  ---------  -----------
                                                            $     345  $   1,517  $     7,527
                                                            ---------  ---------  -----------
                                                            ---------  ---------  -----------

    Interest expense of $1,983, $3,927 and $4,078 for the years ended December 31, 1994, 1993 and 1992, respectively, have been allocated to Apparel operating results based upon net assets of the Apparel operation. Interest expense of $1,148 for the year ended December 31, 1992 has been allocated to covered yarn operating results determined by applying the Company weighted average borrowing rate during the period to weighted average levels of the Company corporate debt to be assumed by Worldtex.

    The assets of the apparel operations at December 31, 1993 are included in the accompanying Consolidated Balance Sheet as "Net assets of discontinued operations" and are as follows:

                                                                                       1993
                                                                                     ---------
Current assets.....................................................................  $  43,632
Fixed assets -- net................................................................      2,795
Investment and noncurrent receivables..............................................      1,180
Other assets.......................................................................        759
Cost in excess of net assets of acquired businesses -- net.........................      1,590
                                                                                     ---------
    Total assets...................................................................     49,956
Current liabilities................................................................      6,619
                                                                                     ---------
    Net assets.....................................................................  $  43,337
                                                                                     ---------
                                                                                     ---------

    The Company's continuing operations consist solely of the distribution of electrical parts and supplies, principally in the southern United States.

5.  SHORT-TERM DEBT
    The Company entered into a Revolving Credit and Reimbursement Agreement, dated as of December 17, 1993 (the "Credit Agreement"), with NationsBank of Florida, N.A., and Credit Lyonnais New York Branch. The Credit Agreement originally provided for borrowings from time to time through December 1997 of up to the lesser of (i) $90 million ($50 million as of July 13, 1994) and (ii) the sum of 80% of eligible accounts receivable and 50% of eligible inventory. The Credit Agreement

                             WILLCOX & GIBBS, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

5.  SHORT-TERM DEBT (CONTINUED)
was amended on March 30, 1995 to provide for borrowings through March 31, 2000 of up to $40 million with no limitation due to levels of accounts receivable and inventory. Borrowings under the Credit Agreement bear interest at NationsBank's prime rate, or at a rate based on rates in the certificate of deposit market or LIBOR, plus a margin, which margin varies depending on the Company's financial performance. The Credit Agreement includes various covenants, including restrictions on liens, debt and lease obligations and requirements that certain financial ratios be maintained.

6.  LONG-TERM DEBT
    Long-term debt, less current installments, consists of:

                                                                                   DECEMBER 31,
                                                                             ------------------------
                                                                                1994         1993
                                                                             -----------  -----------
9.78% Senior Notes due March 15, 2001......................................  $    50,000  $    50,000
7% Convertible Subordinated Debentures, due August 1, 2014.................       50,000       50,000
4.375% Senior Note due June 30, 1995.......................................       16,667       25,000
9.5% Mortgage notes payable................................................      --             6,596
Other notes payable (net of unamortized discount of $119 at December 31,
 1993).....................................................................        2,988        3,640
                                                                             -----------  -----------
                                                                                 119,655      135,236
    Less, current installments.............................................       24,894        9,261
                                                                             -----------  -----------
                                                                             $    94,761  $   125,975
                                                                             -----------  -----------
                                                                             -----------  -----------

    The 9.78% Senior Notes are payable ratably over a seven-year period commencing March 15, 1995 with interest payable semiannually at a rate of 9.78% per annum. Under the terms of the Senior Notes (as amended), the Company may pay dividends and make other restricted payments (as defined) to the extent of 35% of consolidated net income (as defined) plus certain other amounts and is subject to certain restrictions on the incurrence of additional debt and other transactions and to other covenants calling for minimum levels of working capital and certain financial ratios.

    The 7% Convertible Subordinated Debentures are due August 1, 2014 with interest payable semiannually on February 1 and August 1. The debentures are convertible into common stock of the Company at $9.57 per share and are subject to a sinking fund, commencing August 1, 2000, calculated to retire 70% of the debentures prior to final maturity. The debentures are subordinated to present and future senior indebtedness (as defined) of the Company. In certain circumstances involving the occurrence of a Risk Event (as defined) prior to August 1, 1999, the Company will be required to offer to repurchase all or part of the debentures at 100% of their principal amount plus accrued interest. The Company has the option to pay the repurchase price in cash or shares of its common stock. At December 31, 1994, approximately 8,511,000 shares would have been necessary to repurchase the debentures.

    The 4.375% Senior Note was issued to the seller in connection with the Summers acquisition and is payable with interest at 4.375% per annum prior to June 30, 1995 (see Note 3).

    The mortgage notes payable were prepaid in full on October 31, 1994.

                             WILLCOX & GIBBS, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

6.  LONG-TERM DEBT (CONTINUED)
    Long-term debt maturities during the next five years are as follows:

YEAR ENDING DECEMBER 31,                                          AMOUNT
---------------------------------------------------------------  ---------
1995...........................................................  $  24,894
1996...........................................................      7,742
1997...........................................................      7,633
1998...........................................................      7,606
1999...........................................................      7,433

    Based on borrowing rates currently available to the Company for long-term debt with similar terms and average maturities, and the quoted market price of Company's Convertible Debentures, the fair value of the Company's indebtedness was approximately $113,000 as of December 31, 1994 and 1993.

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

    Shares of common stock as at December 31, 1994 are reserved for:

                                                                                     SHARES
                                                                                   -----------
Conversion of Subordinated Debentures............................................    5,224,660
Stock options....................................................................      815,753

8. STOCK OPTION PLANS, STOCK ACQUISITION PLAN AND EMPLOYEE STOCK OWNERSHIP PLAN Under the Company's 1988 and 1985 Stock Option Plans, options to purchase up to 1,266,667 shares and 829,630 shares of common stock, respectively, were available to be granted to key employees of the Company. The 1985 plan terminated on January 15, 1995. The 1988 Plan also provides that each director of the Company, other than one who is an officer or employee, be granted a non-qualified stock option to purchase 10,000 shares of Company common stock. For each plan, the option period is either ten or eleven years from the date of grant, and options may be exercised at various times depending on the provisions of the grant.

    Information regarding the Company's stock option plans is summarized below:

                                               NUMBER OF    OPTION PRICE    NUMBER OF SHARES
                                                 SHARES       PER SHARE        EXERCISABLE
                                               ----------  ---------------  -----------------
Outstanding at January 1, 1992...............     731,121   $3.80 - $8.88          280,653
  Exercised..................................    (685,113)  3.80 -  8.88
  Terminated and cancelled...................     (15,070)  5.75 -  7.31
                                               ----------
Outstanding at December 31, 1992.............      30,938   3.80 -  8.88            30,938
  Granted....................................     597,000   6.56 -  6.69
  Terminated and cancelled...................     (10,820)  7.00 -  8.88
                                               ----------
Outstanding at December 31, 1993.............     617,118   3.80 -  7.00            20,118
  Granted....................................     160,000   6.50 -  8.06
  Terminated and cancelled...................    (207,118)  3.80 -  7.00
                                               ----------
Outstanding at December 31, 1994.............     570,000   $6.50 - $8.06          237,200
                                               ----------
                                               ----------

                             WILLCOX & GIBBS, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

8. STOCK OPTION PLANS, STOCK ACQUISITION PLAN AND EMPLOYEE STOCK OWNERSHIP PLAN (CONTINUED)
    All options were granted at market value on the date of grant.

    As of December 31, 1994, options for the purchase of 245,753 shares were available for future grant under the 1988 plan.

    The Company's Employee Stock Ownership Plan, which became effective in 1981, provides eligible employees with an opportunity to purchase the Company's common stock through payroll deductions, which are matched by the Company, subject to certain limitations. Contributions to the plan are invested by an independent trustee in common stock of the Company. Stock attributable to Company contributions vests at the rate of 10% for each twelve months of contributions by the employee, with 100% vesting after five years of service. The Company's contributions to the plan, net of forfeitures, charged to income for 1994, 1993 and 1992 were $592, $695 and $758, respectively. Effective January 1, 1995, this plan was merged into a new plan known as the Willcox & Gibbs, Inc. Section 401(k) Savings Plan.

9.  PENSION AND PROFIT-SHARING PLANS AND POSTRETIREMENT BENEFIT PLANS
    The Company has a qualified noncontributory defined benefit pension plan covering certain eligible domestic employees. The Company also had a qualified noncontributory defined benefit pension plan covering certain eligible domestic employees in the discontinued apparel operation. As part of the agreement to sell the apparel operation, the purchaser assumed all obligations under this plan. The Company's funding policy is to contribute annually the maximum amount that can be deducted for Federal income tax purposes. The Company also has a non-qualified defined benefit supplemental retirement plan covering key employees, which is not funded. The benefits of all plans are based on years of service and defined levels of compensation.

    The Company also had a defined benefit plan maintained for eligible employees of certain United Kingdom subsidiaries included in the discontinued apparel operation. The plan is funded annually for the maximum amount permitted by statute. The benefits are based on years of service and defined levels of compensation.

    Under the collective bargaining agreement of the textile industry in France, employees of a subsidiary Worldtex are entitled to a lump-sum payment at retirement based on their length of service at retirement and final pay. All obligations under this plan were assumed by Worldtex in connection with the dividend.

                             WILLCOX & GIBBS, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

9.  PENSION AND PROFIT-SHARING PLANS AND POSTRETIREMENT BENEFIT
PLANS (CONTINUED)
    The following table sets forth the plans' funded status at December 31, 1994 and 1993:

                                                          1994
                                                ------------------------                         1993
                                                                          --------------------------------------------------
                                                        DOMESTIC                                     DOMESTIC
                                                ------------------------               -------------------------------------
                                                              QUALIFIED                                           QUALIFIED
                                                   NON-      SUBSIDIARY     UNITED        NON-                   SUBSIDIARY
                                                 QUALIFIED      PLAN        KINGDOM     QUALIFIED    QUALIFIED      PLAN
                                                -----------  -----------  -----------  -----------  -----------  -----------
Actuarial present value of benefit
 obligations:
  Vested benefit obligation...................   $  (1,608)   $    (938)   $  (1,144)   $  (1,745)   $  (5,071)   $  (1,174)
                                                -----------  -----------  -----------  -----------  -----------  -----------
                                                -----------  -----------  -----------  -----------  -----------  -----------
  Accumulated benefit obligation..............   $  (1,669)   $    (944)   $  (1,249)   $  (1,884)   $  (5,223)   $  (1,178)
                                                -----------  -----------  -----------  -----------  -----------  -----------
                                                -----------  -----------  -----------  -----------  -----------  -----------
Projected benefit obligation..................   $  (1,669)   $  (1,388)   $  (1,753)   $  (1,884)   $  (6,052)   $  (1,692)
Plan assets at fair value.....................      --            1,870        1,555       --            4,342        1,867
                                                -----------  -----------  -----------  -----------  -----------  -----------
  Projected benefit obligation (in excess of)
   less than plan assets......................      (1,669)         482         (198)      (1,884)      (1,710)         175
Unrecognized net loss (gain)..................        (133)          20          352         (334)       1,150          362
Unrecognized prior service cost...............      --           --           --           --             (259 )     --
Unrecognized net transition (asset)
 obligation...................................          71       --             (118 )        236           92       --
                                                -----------  -----------  -----------  -----------  -----------  -----------
  Accrued pension asset (liability)...........  $   (1,731 ) $      502   $       36   $   (1,982 ) $     (727 ) $      537
                                                -----------  -----------  -----------  -----------  -----------  -----------
                                                -----------  -----------  -----------  -----------  -----------  -----------

    The qualified domestic plan assets include guaranteed investment contracts, mutual and money market funds, government securities, whole life insurance policies and common stock of the Company and Worldtex (such stock with a combined market value of $520 at December 31, 1993). The United Kingdom plan assets are comprised of certain deferred annuity contracts.

    Net periodic pension cost for 1994 (excluding the United Kingdom Plan assumed in the Apparel sale), 1993 and 1992 included the following components:

                                                    INTEREST COST ON
                                                    PROJECTED BENEFIT   ACTUAL RETURN    NET AMORTIZATION    NET PERIODIC
                                     SERVICE COST      OBLIGATIONS        ON ASSETS        AND DEFERRAL      PENSION COST
                                     -------------  -----------------  ---------------  -------------------  -------------
1994
Domestic:
  Non-Qualified....................    $      44        $     131            --              $      10         $     185
  Qualified........................    $     158              222              (173)                 6         $     213
  Qualified Subsidiary Plan........    $      59              123              (130)               (17)        $      35
                                                                                                                   -----
                                                                                                               $     433
                                                                                                                   -----
                                                                                                                   -----
1993
United Kingdom.....................    $      76              178              (157)               (15)        $      82
Domestic:
  Non-Qualified....................    $      49              131            --                     (8)        $     172
  Qualified........................    $     322              403              (221)              (101)        $     403
  Qualified Subsidiary Plan........    $      22               92              (127)            --             $     (13)
                                                                                                                   -----
                                                                                                               $     644
                                                                                                                   -----
                                                                                                                   -----
1992
France.............................    $       9               19            --                 --             $      28
United Kingdom.....................    $     102              199              (196)               (18)        $      87
Domestic:
  Non-Qualified....................    $      97              230            --                     33         $     360
  Qualified........................    $     299              343              (260)               (84)        $     298
                                                                                                                   -----
                                                                                                               $     773
                                                                                                                   -----
                                                                                                                   -----

                             WILLCOX & GIBBS, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

9.  PENSION AND PROFIT-SHARING PLANS AND POSTRETIREMENT BENEFIT
PLANS (CONTINUED)
    The actuarial assumptions used for each of the plans for 1994, 1993 and 1992 are as follows:

                                                                                         QUALIFIED
                                                                           QUALIFIED    SUBSIDIARY   NON QUALIFIED
1994                                                                         PLAN          PLAN          PLAN
-----------------------------------------------------------------------  -------------  -----------  -------------
Weighted average discounts used in determining the actuarial present
 value of the projected benefit obligation.............................         7.25%         8.25%         8.50%
Rates of increase in future compensation levels........................         4.50%         5.00%       n/a
Expected long-term rates of return on assets...........................         7.25%         8.50%       n/a
1993
-----------------------------------------------------------------------
Weighted average discounts used in determining the actuarial present
 value of the projected benefit obligation.............................         7.25%         7.25%         7.50%
Rates of increase in future compensation levels........................         4.50%         4.00%       n/a
Expected long-term rates of return on assets...........................         8.00%         8.50%       n/a

    For the non-qualified domestic plan, no salary increase was assumed as the Company has frozen salaries under the plan at current levels. Liabilities under this plan attributable to Worldtex employees were assumed by Worldtex in connection with the dividend of Worldtex.

    For the United Kingdom plan, the assumed discount rate at December 31, 1993 and 1992 was 9.0% and 10.0%, respectively. The rate of increase in future compensation levels was 9.0% for both years and the expected long-term rate of return on assets was 9.0% at December 31, 1993 and 10.0% at December 31, 1992.

    For the French plan, the assumed discount rate and rate of increase in future compensation levels were 9.0% and 5.0%, respectively.

    Certain subsidiaries have noncontributory profit-sharing plans and defined contribution pension plans providing for minimum contributions based upon defined levels of subsidiary income or employee compensation.

    In 1995, all defined benefits and profit sharing plans have been merged into a new Willcox & Gibbs, Inc. Section 401(k).

    Pension and profit-sharing expense for the years ended December 31, 1994, 1993 and 1992 amounted to approximately $2,880, $1,338 and $2,141, respectively.

    A subsidiary of the Company, acquired in 1993, provides certain health care benefits for eligible retired employees. The status of the plan at December 31, 1994 and 1993 is as follows:

                                                                                  1994       1993
                                                                                ---------  ---------
Accumulated postretirement benefit obligation ("APBO")........................  $     905  $     722
Unrecognized net (loss) gain..................................................       (144)         5
                                                                                ---------  ---------
Accrued postretirement benefit cost...........................................  $     761  $     727
                                                                                ---------  ---------
                                                                                ---------  ---------

    The postretirement benefit cost in 1994 and 1993 included the following components:

                                                                                  1994       1993
                                                                                ---------  ---------
Interest cost on APBO.........................................................  $      68  $      39
Net amortization and deferral.................................................         22     --
                                                                                ---------  ---------
                                                                                $      90  $      39
                                                                                ---------  ---------
                                                                                ---------  ---------

                             WILLCOX & GIBBS, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

9.  PENSION AND PROFIT-SHARING PLANS AND POSTRETIREMENT BENEFIT
PLANS (CONTINUED)
    The plan is unfunded. The discount rate used in determining APBO was 8.25% and 7.25% at December 31, 1994 and 1993, respectively. The assumed health care trend rate assumed for 1995 was 11.5%. Increasing assumed health care trends one percentage point will increase the APBO by $83 as of December 31, 1994.

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

    The Company and its U.S. subsidiaries file Federal income tax returns on a consolidated basis. The provision (benefit) for income taxes has been classified as follows in the consolidated statements of income:

                                                                            1994       1993       1992
                                                                          ---------  ---------  ---------
Tax provision (benefit) from continuing operations......................  $   7,270  $   5,038  $  (5,186)
Tax provision (benefit) for discontinued operations.....................       (256)     1,303      4,858
                                                                          ---------  ---------  ---------
                                                                          $   7,014  $   6,341  $    (328)
                                                                          ---------  ---------  ---------
                                                                          ---------  ---------  ---------

    The provision (benefit) for income taxes is comprised of the following:

                                                                            1994       1993       1992
                                                                          ---------  ---------  ---------
Federal:
  Current...............................................................  $   2,473  $     259  $  (1,204)
  Deferred..............................................................      3,141      4,251     (3,164)
State and local:
  Current...............................................................      1,396        297        873
  Deferred..............................................................       (111)     1,361          9
Foreign:
  Current...............................................................         75        146      2,330
  Deferred..............................................................         40         27        828
                                                                          ---------  ---------  ---------
                                                                          $   7,014  $   6,341  $    (328)
                                                                          ---------  ---------  ---------
                                                                          ---------  ---------  ---------

                             WILLCOX & GIBBS, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

10. INCOME TAXES (CONTINUED)
    Deferred income taxes result from temporary differences in the recognition of revenue and expenses for financial statement and income tax reporting purposes. The tax effects of each as of December 31, 1994 and 1993 are as follows:

                                                                                    1994        1993
                                                                                  ---------  ----------

Deferred tax assets:
  Accounts receivable...........................................................  $   1,764  $    2,245
  Inventory.....................................................................      2,505       1,716
  Other liabilities and reserves................................................      2,162       3,206
  Accrued restructuring and transaction costs...................................      1,947       2,808
  Federal capital loss and AMT credit carryforward..............................        253         422
  State net operating loss carryforwards........................................      1,553         938
  Valuation allowance...........................................................     (1,278)     (1,093)
                                                                                  ---------  ----------
  Total deferred tax assets.....................................................      8,906      10,242
                                                                                  ---------  ----------

Deferred tax liabilities:
  Property, plant and equipment.................................................      3,592       1,811
  Book/tax difference on asset valuation upon acquisition.......................      5,831       5,942
                                                                                  ---------  ----------
  Total deferred tax liabilities................................................      9,423       7,753
                                                                                  ---------  ----------
  Net deferred tax (liabilities) assets.........................................  $    (517) $    2,489
                                                                                  ---------  ----------
                                                                                  ---------  ----------

    The change in the valuation allowance between 1994 and 1993 of $185 resulted from updating estimates of state and local net operating losses.

    Income (loss) before income taxes is comprised of the following:

                                                                        1994       1993        1992
                                                                      ---------  ---------  ----------
Continuing operations:
  Domestic..........................................................  $  16,501  $  11,861  $  (18,275)
  Foreign...........................................................         23         67         687
                                                                      ---------  ---------  ----------
                                                                         16,524     11,928     (17,588)
Discontinued operations.............................................       (583)     2,820      12,385
                                                                      ---------  ---------  ----------
                                                                      $  15,941  $  14,748  $   (5,203)
                                                                      ---------  ---------  ----------
                                                                      ---------  ---------  ----------

                             WILLCOX & GIBBS, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

10. INCOME TAXES (CONTINUED)
    A reconciliation for 1994, 1993 and 1992 between the amount computed using the Federal income tax rate and the effective rate of tax on income (loss), including discontinued operations, but excluding extraordinary charge, is as follows:

                                                                                1994       1993       1992
                                                                              ---------  ---------  ---------
Statutory Federal income tax rate...........................................       35.0%      35.0%     (34.0)%
State and local income taxes, net of Federal income tax effect..............        4.5        5.9       11.2
Amortization of goodwill....................................................        2.0        2.1        5.3
Transaction costs...........................................................       (1.2)      (1.4)       6.3
(Decrease) increase in taxes resulting from foreign income subject to foreign income tax but not expected to be subject to U.S. tax in
 foreseeable future.........................................................       (0.1)      (0.8)       4.5
Impact on deferred taxes of 1993 federal corporate tax rate change to 35%...     --           (1.7)    --
Utilization of federal capital loss carryforward not previously
 recognized.................................................................     --           (2.2)    --
Increase in deferred tax asset valuation allowance..........................        1.2        2.6     --
Alternative minimum tax.....................................................     --            0.6     --
Other, net..................................................................        2.6        2.9        0.4
                                                                              ---------  ---------  ---------
  Effective tax rate........................................................       44.0%      43.0%      (6.3)%
                                                                              ---------  ---------  ---------
                                                                              ---------  ---------  ---------

11. COMMITMENTS AND CONTINGENCIES
    At December 31, 1994, annual minimum rental commitments under noncancelable operating leases, primarily for real property, are summarized as follows:

1995......................................................  $   6,963
1996......................................................      5,235
1997......................................................      3,679
1998......................................................      2,709
1999......................................................      2,202
2000 and thereafter.......................................      3,365
                                                            ---------
                                                            $  24,153
                                                            ---------
                                                            ---------

    The minimum annual commitments include amounts payable to an officer of the Company and/or members of his and his wife's family and amounts payable to an officer of a subsidiary as follows: 1995 - $855; 1996 - $731; 1997 - $671; 1998
-$630; 1999 - $630; thereafter - $1,417.

    Total rent expense charged to operations for the years ended December 31, 1994, 1993 and 1992 amounted to approximately $9,498, $6,589 and $5,148, respectively.

    In the normal course of business, the Company is sometimes named as a defendant in litigation. In the opinion of management, based upon the advice of counsel, any uninsured liability which may result from the resolution of any present litigation or asserted claim will not have a material effect on the Company's financial position or results of operations.

                             WILLCOX & GIBBS, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

12. ACCOUNTS AND NOTES PAYABLE -- TRADE, AND OTHER LIABILITIES
    Accounts and notes payable -- trade and other liabilities consist of the following:

                                                                                      DECEMBER 31,
                                                                                ------------------------
                                                                                   1994         1993
                                                                                -----------  -----------
Accounts and other payables -- trade..........................................  $   116,530  $    99,072
Salaries, wages and other compensation........................................       13,854       12,875
Pensions, profit sharing and employee benefits................................        5,091        5,769
Taxes, other than income taxes................................................        3,068        2,080
Interest......................................................................        3,006        3,068
Restructuring accruals........................................................      --               124
Transaction cost accruals.....................................................          235        1,444
Other.........................................................................       13,498       11,301
                                                                                -----------  -----------
                                                                                $   155,282  $   135,733
                                                                                -----------  -----------
                                                                                -----------  -----------

13. RESULTS OF OPERATIONS
    In connection with the resignation of an executive of the Company on March 18, 1994, the Company entered into an agreement with such executive that provided, among other things, certain payments and acceleration of certain other payments in connection with the executive's related employment agreement. Results for 1994 include charges of $1.7 million in connection with this agreement.

    The Company has recorded charges to operations of $5,586 for the years ended December 31, 1992 related to certain restructuring actions initiated by the Company ($1,248 is included in discontinued apparel operations).

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

    In 1992, certain restructuring actions initiated in 1991 and 1990 required more costs to implement than originally expected. The additional costs, included in the restructuring charges for this period, changed based on the revised estimates and experience to date.

                             WILLCOX & GIBBS, INC.
                      SUPPLEMENTARY FINANCIAL INFORMATION
                     YEARS ENDED DECEMBER 31, 1994 AND 1993
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                      PRIMARY EARNINGS (LOSS) PER SHARE (1)
                                                                                 ------------------------------------------------
                                                             INCOME                                            INCOME
                                                             BEFORE                                            BEFORE
UNAUDITED                                   INCOME (LOSS)  CUMULATIVE                         INCOME (LOSS)  CUMULATIVE
QUARTERLY                      INCOME FROM      FROM        EFFECT OF            INCOME FROM      FROM        EFFECT OF
FINANCIAL              GROSS   CONTINUING   DISCONTINUED   ACCOUNTING     NET    CONTINUING   DISCONTINUED   ACCOUNTING     NET
 DATA (1)  NET SALES   PROFIT  OPERATIONS    OPERATIONS      CHANGE     INCOME   OPERATIONS    OPERATIONS      CHANGE     INCOME
---------- ---------- -------- -----------  -------------  -----------  -------  -----------  -------------  -----------  -------
1994:
First..... $  244,607 $ 50,324 $    1,733   $        232   $    1,965   $1,965   $      .08   $        .01   $      .09   $  .09
Second....    264,466   52,702      2,842            375        3,217    3,217          .12            .01          .13      .13
Third.....    275,822   53,134      2,780           (934)       1,846    1,846          .11           (.03)         .08      .08
Fourth....    280,648   56,342      1,903        --             1,903    1,903          .08        --               .08      .08
           ---------- -------- -----------  -------------  -----------  -------         ---          -----          ---   -------
           $1,065,543 $212,502 $    9,258   $       (327)  $    8,931   $8,931   $      .39   $       (.01)  $      .38   $  .38
           ---------- -------- -----------  -------------  -----------  -------         ---          -----          ---   -------
           ---------- -------- -----------  -------------  -----------  -------         ---          -----          ---   -------
1993:
First..... $  111,824 $ 22,764 $    1,198   $        624   $    1,822   $2,482   $      .06   $        .03   $      .09   $  .12
Second....    126,427   25,740      1,275            869        2,144    2,144          .06            .04          .10      .10
Third.....    138,691   28,045      2,125            157        2,282    2,282          .10            .01          .11      .11
Fourth....    144,577   30,943      2,292           (133)       2,159    2,159          .11           (.01)         .10      .10
           ---------- -------- -----------  -------------  -----------  -------         ---          -----          ---   -------
           $  521,519 $107,492 $    6,890   $      1,517   $    8,407   $9,067   $      .33   $        .07   $      .40   $  .43
           ---------- -------- -----------  -------------  -----------  -------         ---          -----          ---   -------
           ---------- -------- -----------  -------------  -----------  -------         ---          -----          ---   -------

------------------------
(1) Fully diluted amounts are anti-dilutive in 1994 and 1993.

                                  SCHEDULE II
                             WILLCOX & GIBBS, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                             (DOLLARS IN THOUSANDS)

                                                                 COLUMN C
                                                          ----------------------
                                             COLUMN B           ADDITIONS                               COLUMN E
                                            ----------    ----------------------       COLUMN D        ----------
                COLUMN A                    BALANCE AT    CHARGES TO                 -------------     BALANCE AT
----------------------------------------    BEGINNING     COSTS AND                   DEDUCTIONS        CLOSE OF
DESCRIPTION                                 OF PERIOD      EXPENSES      OTHER       FROM RESERVES       PERIOD
----------------------------------------    ----------    ----------    --------     -------------     ----------
Year ended December 31, 1994:
  Allowance for doubtful accounts.......    $   4,023     $   3,600     $  --        $    3,474(A)     $   4,149
                                            ----------    ----------    --------     -------------     ----------
                                            ----------    ----------    --------     -------------     ----------
Year ended December 31, 1993:
  Allowance for doubtful accounts.......    $  10,035     $   2,154     $ 451(B)     $    8,617(A)     $   4,023
                                            ----------    ----------    --------     -------------     ----------
                                            ----------    ----------    --------     -------------     ----------
Year ended December 31, 1992:
  Allowance for doubtful accounts.......    $   8,667     $   3,692     $ 300(B)     $    2,624(A)     $  10,035
                                            ----------    ----------    --------     -------------     ----------
                                            ----------    ----------    --------     -------------     ----------

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

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Reference is made to the information responsive to the Items comprising this
Part III that is contained in the Company's definitive proxy statement for its 1995 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, which is incorporated herein by reference.

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

    EXHIBITS

    The following exhibits are filed as part of this Report (for convenience of reference, exhibits are listed according to numbers assigned in the exhibit tables of Item 601 of Regulation S-K under the Securities Exchange Act of 1934 and management contracts and compensatory plans are indicated by an asterisk):

  EXHIBIT
    NO.                                                  DESCRIPTION
-----------  ----------------------------------------------------------------------------------------------------
       2.1   Sale and Purchase Agreement, dated as of June 15, 1994, among the Company, WG, Inc. and WG  Apparel,
              Inc.  -- filed as Exhibit 2.1 to the Company's Current  Report on Form 8-K dated June 15, 1994, and incorporated herein by reference.
       2.2   Purchase Agreement, dated as  of December 10, 1993,  among Willcox & Gibbs,  Inc., ITD and Rexel  --
              filed as Exhibit 2 to the Company's Current Report on Form 8-K dated March 1, 1994 and incorporated herein by reference.
       3.1   Composite  certificate of incorporation  -- filed as exhibit  3.1 to the  Company's Annual Report on
              Form 10-K for 1993 and incorporated herein by reference.
       3.2   By-laws of the Company -- filed as exhibit 3.2 to the Company's annual report on Form 10-K for  1993 and incorporated herein by reference.
       4.1   Note  Agreement, dated as of April 2, 1991, between the Company and The Prudential Insurance Company of America -- filed as Exhibit 4.1 to the Company's report on Form 10-Q for the quarter ended March
              31, 1991 and incorporated herein by reference.
       4.2   Amendment No. 2, dated as of November 11, 1992, to the Note Agreement, dated as of April 2, 1991  --
              filed  as Exhibit 4.2 to the Company's annual report  on Form 10-K for 1992 and incorporated herein by reference.
       4.3   Amendment No. 3, dated as  of March 30, 1993, to  the Note Agreement, dated as  of April 2, 1991  --
              filed  as Exhibit 4.3 to the Company's annual report  on Form 10-K for 1993 and incorporated herein by reference.

  EXHIBIT
    NO.                                                  DESCRIPTION
-----------  ----------------------------------------------------------------------------------------------------
       4.4   Amendment No. 4, dated as of December 17, 1993, to the Note Agreement, dated as of April 2, 1991  --
              filed  as  Exhibit 4.4  to the  Company's Annual  Report as  Form 10-K  and incorporated  herein as reference.
       4.5   Amendment No. 5, dated as of December 31, 1994, to the Note Agreement, dated as of April 2, 1991  --
              filed herewith.
       4.6   Indenture dated as of August 1, 1989 between the Company and Manufacturers Hanover Trust Company, as
              Trustee  relating to the 7% Debentures  -- filed as Exhibit 4 to  the Company's report on Form 10-Q for the quarter ended June 30, 1989 and incorporated herein by reference.
       4.7   Mortgage notes dated December  11, 1986 from a  subsidiary of the Company  to two insurance  company lenders,  in the original principal amount of $7,000,000. [This instrument is not filed pursuant to instruction (b)(4)(iii) of Item 601 of Regulation S-K;  a copy will be furnished to the  Commission upon request.]
      10.1   Amended  Employment Contact dated as  of July 12, 1988  between the Company and  Sidney B. Becker --
              filed as Exhibit 10.1 to the Company's annual report on Form 10-K for 1988 and incorporated  herein by reference.*
      10.2   Amendment  dated January 17, 1990, to the Amended Employment Contract between the Company and Sidney
              B. Becker --  filed as  Exhibit 10.2  to the  Company's annual  report on  Form 10-K  for 1990  and incorporated herein by reference.*
      10.3   Letter  Agreement, dated April  22, 1992, between the  Company and Sidney B.  Becker relating to his
              Amended Employment Contract -- filed as Exhibit E to the Company's Proxy Statement, dated September
              2, 1992, and incorporated herein by reference.*
      10.4   Employment Contract dated as of July 12, 1988  between the Company and Allan M. Gonopolsky --  filed as  Exhibit 10.2 to the  Company's annual report on  Form 10-K for 1988  and incorporated herein by reference.*
      10.5   Letter Agreement, dated April 22, 1992, between the Company and Allan M. Gonopolsky relating to  his
              Employment  Contract --  filed as Exhibit  G to the  Company's Proxy Statement,  dated September 2,
              1992, and incorporated herein by reference.*
      10.6   Amended Employment Contract dated as of July 12,  1988 between the Company and Richard J. Mackey  --
              filed  as Exhibit 10.4 to the Company's annual report on Form 10-K for 1988 and incorporated herein by reference.*
      10.7   Amendment dated January 8, 1991, to the Amended Employment Contract between the Company and  Richard
              J.  Mackey --  filed as  Exhibit 10.5  to the  Company's annual  report on  Form 10-K  for 1990 and incorporated herein by reference.*
      10.8   Letter Agreement, dated April 22,  1992, between the Company and  Richard J. Mackey relating to  his
              Amended Employment Contract -- filed as Exhibit F to the Company's Proxy Statement, dated September
              2, 1992, and incorporated herein by reference.*
      10.9   Employment  Contract dated as of April 22, 1992 between  the Company and John K. Ziegler -- filed as
              Exhibit C to the  Company's Proxy Statement,  dated September 2, 1992,  and incorporated herein  by reference.*
      10.10  Employment  Contract dated  April 22, 1992,  between the  Company and Robert  M. Merson  -- filed as
              Exhibit D to the  Company's Proxy Statement,  dated September 2, 1992,  and incorporated herein  by reference.*
      10.11  Employment  Contract dated as of January 1, 1991 between  the Company and Wayne Campbell -- filed on
              Exhibit 10.9 to  the Company's  annual report  on Form  10-K for  1990 and  incorporated herein  by reference.*

  EXHIBIT
    NO.                                                  DESCRIPTION
-----------  ----------------------------------------------------------------------------------------------------
      10.12  Revolving  Credit and Reimbursement Agreement  dated as of December 17,  1993, among the Company and
              NationsBank of Florida,  National Association,  and Credit  Lyonnais New  York Branch  -- filed  as exhibit  10.16 to  the Company's Annual  Report on  Form 10-K for  1993 and  incorporated herein by reference.
      10.13  1988 Stock Incentive Plan, as amended and restated effective March 9, 1993 -- filed as Exhibit A  to the Company's Proxy Statement for its annual meeting of stockholders to be held on May 21, 1993 and incorporated herein by reference.*
      10.14  1985  Stock Option Plan as  amended -- filed as  Exhibit A to the  Company's Proxy Statement for its
              annual meeting of stockholders held on May 10, 1985 and amended as described in the Proxy Statement for the annual meeting held on May 9, 1986 and incorporated herein by reference.*
      10.15  1982 Stock Option Plan -- filed as Exhibit A to the Company's Proxy Statement for its annual meeting of stockholders held on May 14, 1982 and incorporated herein by reference.*
      10.16  Form of  indemnification agreement,  dated as  of November  18, 1986,  between the  Company and  its directors  and officers -- filed as  Exhibit 10.30 to the Company's  annual report on Form 10-K for
              1986 and incorporated herein by reference.
      10.17  Distribution Agreement, dated as  of November 12,  1992, between the Company  and Worldtex, Inc.  --
              filed as Exhibit 10.25 to the Company's annual report on Form 10-K for 1992 and incorporated herein by reference.
      10.18  Tax  Sharing Agreement, dated  as of November  12, 1992, between  the Company and  Worldtex, Inc. --
              filed as Exhibit 10.26 to the Company's annual report on Form 10-K for 1992 and incorporated herein by reference.
      10.19  Severance Agreement, dated as of March 18, 1994, between the Company, Steinthal Sample Co., Inc. and
              John K. Ziegler -- filed as exhibit 10.19 to the Company's annual report on Form 10-K for 1993  and incorporated herein by reference.*
      10.20  Employment  Contract, dated as  of March 18,  1994, between the  Company and Alain  C. Viry -- filed herewith.*
      10.21  Employment Contract, dated as  of June 26,  1994, between the  Company and Steven  M. Hitt --  filed herewith.*
      10.22  Employment Contract, dated as of April 12, 1993, between Sacks Electrical Supply Co., Inc. and Jules
              Altshuler -- filed herewith.*
      10.23  Employment  Contract, dated as of  May 27, 1994, between  the Company and Jon  O. Fullerton -- filed herewith.*
      10.24  Employment Contract, dated as of June 27, 1994, between the Company and Allan M. Gonopolsky -- filed herewith.*
      10.25  Severance Agreement, dated as of February 10, 1995, between the Company and Wayne Campbell --  filed herewith.*
      11.1   Statement re computation of per share earnings -- filed herewith.
      21.1   Subsidiaries of the Company -- filed herewith.
      23.1   Consent of Coopers & Lybrand L.L.P. -- filed herewith.
      24.1   Powers  of Attorney executed  by certain directors and  officers of the Company  -- filed as Exhibit
              24.1 to the Company's annual report on Form 10-K for 1993 and incorporated herein by reference.
      27.1   Financial Data Schedule -- filed with EDGAR filing only.

    8-K REPORTS

    During the last quarter of the Company's 1994 fiscal year, the Company did not file a Current Report on Form 8-K.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 1995                     WILLCOX & GIBBS, INC.

                                          By: ______/s/_ALLAN M. GONOPOLSKY_____
                                                     Allan M. Gonopolsky
                                                       VICE PRESIDENT
                                                  AND CORPORATE CONTROLLER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 30, 1995 by the following persons on behalf of the registrant and in the capacities indicated.

                ALAIN VIRY*                   President and Chief Executive Officer and
                 Alain Viry                    Director

             /s/STEVEN M. HITT
               Steven M. Hitt                 Vice President and Chief Financial Officer

           /s/ALLAN M. GONOPOLSKY             Vice President and Corporate Controller and
            Allan M. Gonopolsky                Attorney for persons indicated by asterisk

            FREDERIC DE CASTRO*
             Frederic de Castro               Director

              JOHN B. FRASER*
               John B. Fraser                 Director

              R. GARY GENTLES*
              R. Gary Gentles                 Director

                AUSTIN LIST*
                Austin List                   Director

                ERIC LOMAS*
                 Eric Lomas                   Director

             GERALD E. MORRIS*
              Gerald E. Morris                Director

              NICOLAS SOKOLOW*
              Nicolas Sokolow                 Director

              SERGE WEINBERG*
               Serge Weinberg                 Director

                               INDEX TO EXHIBITS

  EXHIBIT
    NO.                                                     DESCRIPTION
-----------  ---------------------------------------------------------------------------------------------------------
       2.1   Sale  and Purchase Agreement, dated as of June 15, 1994, among the Company, WG, Inc. and WG Apparel, Inc.
              -- filed  as  Exhibit 2.1  to  the Company's  Current  Report  on Form  8-K  dated June  15,  1994,  and incorporated herein by reference.
       2.2   Purchase Agreement, dated as of December 10, 1993, among Willcox & Gibbs, Inc., ITD and Rexel -- filed as
              Exhibit  2 to the Company's  Current Report on Form  8-K dated March 1,  1994 and incorporated herein by reference.
       3.1   Composite certificate of incorporation  -- filed as exhibit  3.1 to the Company's  Annual Report on  Form
              10-K for 1993 and incorporated herein by reference.
       3.2   By-laws  of the Company -- filed as exhibit 3.2 to  the Company's annual report on Form 10-K for 1993 and incorporated herein by reference.
       4.1   Note Agreement, dated as of April  2, 1991, between the Company  and The Prudential Insurance Company  of
              America  -- filed as Exhibit  4.1 to the Company's report  on Form 10-Q for  the quarter ended March 31,
              1991 and incorporated herein by reference.
       4.2   Amendment No. 2, dated as of November 11, 1992, to the Note Agreement, dated as of April 2, 1991 -- filed as Exhibit  4.2 to  the  Company's annual  report  on Form  10-K for  1992  and incorporated  herein  by reference.
       4.3   Amendment No. 3, dated as of March 30, 1993, to the Note Agreement, dated as of April 2, 1991 -- filed as
              Exhibit 4.3 to the Company's annual report on Form 10-K for 1993 and incorporated herein by reference.
       4.4   Amendment No. 4, dated as of December 17, 1993, to the Note Agreement, dated as of April 2, 1991 -- filed as exhibit 4.4 to the Company's Annual Report as Form 10-K and incorporated herein as reference.
       4.5   Amendment No. 5, dated as of December 31, 1994, to the Note Agreement, dated as of April 2, 1991 -- filed herewith.
       4.6   Indenture  dated as of  August 1, 1989  between the Company  and Manufacturers Hanover  Trust Company, as
              Trustee relating to the 7% Debentures -- filed as Exhibit 4 to the Company's report on Form 10-Q for the quarter ended June 30, 1989 and incorporated herein by reference.
       4.7   Mortgage notes dated December 11, 1986 from a subsidiary of the Company to two insurance company lenders, in the original principal amount  of $7,000,000. [This instrument is  not filed pursuant to  instruction
              (b)(4)(iii) of Item 601 of Regulation S-K; a copy will be furnished to the Commission upon request.]
      10.1   Amended Employment Contact dated as of July 12, 1988 between the Company and Sidney B. Becker -- filed as
              Exhibit 10.1 to the Company's annual report on Form 10-K for 1988 and incorporated herein by reference.*
      10.2   Amendment  dated January 17, 1990, to  the Amended Employment Contract between  the Company and Sidney B.
              Becker -- filed as Exhibit 10.2  to the Company's annual report on  Form 10-K for 1990 and  incorporated herein by reference.*
      10.3   Letter  Agreement, dated April 22, 1992, between the Company and Sidney B. Becker relating to his Amended
              Employment Contract -- filed as Exhibit E to the Company's Proxy Statement, dated September 2, 1992, and incorporated herein by reference.*
      10.4   Employment Contract dated as of  July 12, 1988 between  the Company and Allan  M. Gonopolsky -- filed  as
              Exhibit 10.2 to the Company's annual report on Form 10-K for 1988 and incorporated herein by reference.*

  EXHIBIT
    NO.                                                     DESCRIPTION
-----------  ---------------------------------------------------------------------------------------------------------
      10.5   Letter  Agreement, dated  April 22, 1992,  between the  Company and Allan  M. Gonopolsky  relating to his
              Employment Contract -- filed as Exhibit G to the Company's Proxy Statement, dated September 2, 1992, and incorporated herein by reference.*
      10.6   Amended Employment Contract dated as of July 12, 1988 between the Company and Richard J. Mackey --  filed as  Exhibit  10.4 to  the Company's  annual report  on  Form 10-K  for 1988  and incorporated  herein by reference.*
      10.7   Amendment dated January 8, 1991,  to the Amended Employment Contract  between the Company and Richard  J.
              Mackey  -- filed as Exhibit 10.5  to the Company's annual report on  Form 10-K for 1990 and incorporated herein by reference.*
      10.8   Letter Agreement, dated April 22, 1992, between the Company and Richard J. Mackey relating to his Amended
              Employment Contract -- filed as Exhibit F to the Company's Proxy Statement, dated September 2, 1992, and incorporated herein by reference.*
      10.9   Employment Contract dated  as of  April 22, 1992  between the  Company and John  K. Ziegler  -- filed  as
              Exhibit  C  to the  Company's  Proxy Statement,  dated  September 2,  1992,  and incorporated  herein by reference.*
      10.10  Employment Contract dated April 22, 1992, between the Company and Robert M. Merson -- filed as Exhibit  D to the Company's Proxy Statement, dated September 2, 1992, and incorporated herein by reference.*
      10.11  Employment  Contract dated  as of  January 1,  1991 between the  Company and  Wayne Campbell  -- filed on
              Exhibit 10.9 to the Company's annual report on Form 10-K for 1990 and incorporated herein by reference.*
      10.12  Revolving Credit  and Reimbursement  Agreement dated  as  of December  17, 1993,  among the  Company  and
              NationsBank  of Florida, National Association,  and Credit Lyonnais New York  Branch -- filed as exhibit
              10.16 to the Company's Annual Report on Form 10-K for 1993 and incorporated herein by reference.
      10.13  1988 Stock Incentive Plan, as amended and restated effective  March 9, 1993 -- filed as Exhibit A to  the
              Company's  Proxy  Statement for  its annual  meeting of  stockholders  to be  held on  May 21,  1993 and incorporated herein by reference.*
      10.14  1985 Stock Option Plan as amended -- filed as  Exhibit A to the Company's Proxy Statement for its  annual meeting  of stockholders held on  May 10, 1985 and  amended as described in  the Proxy Statement for the annual meeting held on May 9, 1986 and incorporated herein by reference.*
      10.15  1982 Stock Option Plan -- filed as Exhibit A  to the Company's Proxy Statement for its annual meeting  of stockholders held on May 14, 1982 and incorporated herein by reference.*
      10.16  Form  of indemnification agreement, dated as of November  18, 1986, between the Company and its directors and officers  -- filed  as Exhibit  10.30 to  the Company's  annual report  on Form  10-K for  1986  and incorporated herein by reference.
      10.17  Distribution Agreement, dated as of November 12, 1992, between the Company and Worldtex, Inc. -- filed as
              Exhibit 10.25 to the Company's annual report on Form 10-K for 1992 and incorporated herein by reference.
      10.18  Tax  Sharing Agreement, dated as of November 12, 1992, between the Company and Worldtex, Inc. -- filed as
              Exhibit 10.26 to the Company's annual report on Form 10-K for 1992 and incorporated herein by reference.
      10.19  Severance Agreement, dated as of March 18, 1994, between the Company, Steinthal Sample Co., Inc. and John
              K. Ziegler  -- filed  as  exhibit 10.19  to  the Company's  annual  report on  Form  10-K for  1993  and incorporated herein by reference.*

  EXHIBIT
    NO.                                                     DESCRIPTION
-----------  ---------------------------------------------------------------------------------------------------------
      10.20  Employment  Contract,  dated as  of  March 18,  1994, between  the  Company and  Alain  C. Viry  -- filed herewith.*
      10.21  Employment Contract,  dated as  of  June 26,  1994,  between the  Company and  Steven  M. Hitt  --  filed herewith.*
      10.22  Employment  Contract, dated as  of April 12,  1993, between Sacks  Electrical Supply Co.,  Inc. and Jules
              Altshuler -- filed herewith.*
      10.23  Employment Contract,  dated as  of May  27, 1994,  between  the Company  and Jon  O. Fullerton  --  filed herewith.*
      10.24  Employment  Contract, dated as  of June 27,  1994, between the  Company and Allan  M. Gonopolsky -- filed herewith.*
      10.25  Severance Agreement, dated  as of  February 10, 1995,  between the  Company and Wayne  Campbell --  filed herewith.*
      11.1   Statement re computation of per share earnings -- filed herewith.
      21.1   Subsidiaries of the Company -- filed herewith.
      23.1   Consent of Coopers & Lybrand L.L.P. -- filed herewith.
      24.1   Powers  of Attorney executed by certain directors and officers of the Company -- filed as Exhibit 24.1 to the Company's annual report on Form 10-K for 1993 and incorporated herein by reference.
      27.1   Financial Data Schedule -- filed with EDGAR filing only.

    8-K REPORTS

    During the last quarter of the Company's 1994 fiscal year, the Company did not file a Current Report on Form 8-K.