Form 10-Q
period 1995-03-31
WILLCOX & GIBBS INC
filed 1995-05-02
CIK 107203

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549



             X    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 1995

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

          Indicate number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

[CAPTION]

        Date                Class           Shares Outstanding

   April 24, 1995         Common Stock            24,114,138


                             WILLCOX & GIBBS, INC.

                                     INDEX

                                                                  Page Number

Part I -  Financial Information

          Condensed Consolidated Balance Sheets (Unaudited)
            at March 31, 1995 and December 31, 1994................    1

          Condensed Consolidated Statements of Income
            (Unaudited) for the Three Months Ended March 31, 1995
            and 1994...............................................    2

          Condensed Consolidated Statements of Cash Flows
            (Unaudited) for the Three Months Ended March 31, 1995
            and 1994...............................................    3

          Notes to Unaudited Condensed Consolidated
            Financial Statements...................................    4

          Report of Independent Accountants........................    5

          Management's Discussion and Analysis of Financial
            Condition and Results of Operations....................    6

Part II - Other Information........................................    8


                             WILLCOX & GIBBS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (000's omitted, except for share amounts)


                                                                March 31,         Dec. 31,
                                                                  1995             1994
                                                                ---------        ----------
                                                                       (UNAUDITED)
ASSETS
Current Assets
     Cash and Cash Equivalents                                  $ 17,174         $  23,843
     Accounts and Notes Receivable - Net                         146,243           142,997
     Inventories of Finished Goods                               110,949           111,276
     Income Taxes Receivable                                         210             3,385
     Prepaid Expenses and Other Current Assets                     7,244             8,930
     Deferred Income Taxes                                         1,888             1,888
                                                                --------          --------
          Total Current Assets                                   283,708           292,319
Investments and Noncurrent Receivables                             4,627             5,330
Fixed Assets - Net                                                50,641            51,854
Other Assets                                                       4,174             3,759
Deferred Income Taxes                                              1,349             1,253
Cost in Excess of Net Assets of Acquired Businesses - Net         59,564            59,972
                                                                --------          --------
                                                                $404,063          $414,487
                                                                ========          ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Current Installments of Long-Term Debt                     $ 24,704          $ 24,894
     Accounts and Notes Payable - Trade and Other Liabilities    148,070           155,282
     Deferred Income Taxes                                           630               630
                                                                --------          --------
          Total Current Liabilities                              173,404           180,806
Long-Term Debt                                                    87,496            94,761
Other Long-Term Liabilities                                        4,261             4,440
Deferred Income Taxes                                              3,220             3,028

Stockholders' Equity
Preferred Stock (Authorized 600,000 Shares, None Issued)               0                 0
Preference Stock (Authorized 2,000,000 Shares, None Issued)            0                 0
Common Stock (24,705,233 Shares Issued)                           24,705            24,705
Capital Surplus                                                   81,354            81,354
Retained Earnings                                                 35,035            30,805
Marketable Equity Security Adjustment                              (875)             (875)
Treasury Stock, at Cost (591,095 Shares)                         (4,537)           (4,537)
                                                                --------          --------
                                                                 135,682           131,452
                                                                $404,063          $414,487
                                                                ========          ========

         See accompanying report of independent accountants and notes to unaudited condensed consolidated financial statements.

                             WILLCOX & GIBBS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (000's omitted, except for per share amounts)


                                                                   THREE MONTHS
                                                                      ENDED
                                                                    MARCH 31,
                                                             ------------------------
                                                               1995            1994
                                                             ---------       --------
                                                                   (UNAUDITED)

Net Sales                                                     $278,828       $244,607
Cost of Goods Sold                                             223,512        194,283
                                                              --------       --------
     Gross Profit                                               55,316         50,324
Selling and Administrative Expenses                             45,376         45,061
                                                              --------       --------
     Operating Profit                                            9,940          5,263
                                                              --------       --------
Interest Expense                                                 2,410          2,245
                                                              --------       --------
Other Income  - Net                                                 23             76
                                                              --------       --------
Income from Continuing Operations before Income Taxes            7,553          3,094
Provision for Income Taxes                                       3,323          1,361
                                                              --------       --------
Income from Continuing Operations                                4,230          1,733
Discontinued Operations, Net of Income Taxes                         -            232
                                                              --------       --------
Net Income                                                    $  4,230       $  1,965
                                                              ========       ========
Income per Common Share:
  Primary
     Income from Continuing Operations                        $   0.18       $   0.08
     Discontinued Operations                                     -               0.01
                                                              --------       --------
     Net Income                                               $  0.18        $   0.09
                                                              ========       ========
  Fully diluted
     Income from Continuing Operations                        $   0.16       $   0.08
     Discontinued Operations                                       -             0.01
                                                              --------       --------
     Net Income                                               $   0.16       $   0.09
                                                              ========       ========
Average Number of Common and Common Equivalent Shares
     Primary                                                    24,153         22,191
                                                              ========       ========
     Fully diluted                                              29,378         27,416
                                                              ========       ========

         See accompanying report of independent accountants and notes to unaudited condensed consolidated financial statements.

                             WILLCOX & GIBBS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (000's omitted)

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                            -------------------------
                                                               1995            1994
                                                             ---------       --------
                                                                   (UNAUDITED)

Net Cash Provided By Operating Activities                       $1,697         $3,923
                                                              --------       --------

Cash Flows From Investing Activities:
     Capital Expenditures                                         (721)        (2,341)
     Other Investing Activities                                    (11)        (1,177)
                                                              --------       --------

          Net Cash Used In Investing Activities                   (732)         (3,518)
                                                              --------       --------

Cash Flows From Financing Activities:
     Net Payments under Line of Credit Arrangements                  0        (40,390)
     Sale of Common Stock to Rexel                                   0         31,043
     Other Debt Payments and Sundry Financing Activities        (7,634)          (377)
                                                              --------       --------

          Net Cash Used In Financing Activities                 (7,634)        (9,724)
                                                              --------       --------

Net Decrease In Cash                                            (6,669)        (9,319)
Cash and Cash Equivalents at Beginning of Period                23,843         19,131
                                                              --------       --------
Cash and Cash Equivalents at End of Period                     $17,174         $9,812
                                                              ========       ========

         See accompanying report of independent accountants and notes to unaudited condensed consolidated financial statements.

                             WILLCOX & GIBBS, INC.

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying financial information should be read in conjunction with the consolidated financial statements, including the notes thereto, for the year ended December 31, 1994. The condensed consolidated balance sheet as of December 31, 1994 has been summarized from the Company's audited consolidated balance sheet as of that date.

2. Results for interim periods are not necessarily indicative of the results to be expected for the year. The accompanying financial information reflects all adjustments which are, in the opinion of Management, of a normal, recurring nature and necessary for a fair statement of the results for the periods.

3.   Inventories are stated at the lower of LIFO cost or market.

4. Primary income per common share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the periods. Fully diluted income per share assumes the conversion of convertible debentures and the resultant reduction in interest costs, net of tax.
5. As previously reported in 1994, the Company sold its apparel parts and supplies distribution business ("Apparel"). Accordingly, this business is included as discontinued operations in 1994 results of operations. Summarized results of the discontinued operations are as follows (000's omitted):
[CAPTION]

                                               Three Months Ended
                                                 March 31, 1994
                                               ------------------
     Sales                                           $18,839
                                                     =======
     Net Income                                      $   232
                                                     =======

     Interest expense of $984 for the three months ended March 31, 1994 has been allocated to Apparel operating results based upon net assets of the Apparel operations.

6. First quarter results for 1994 include charges associated primarily with the resignation of an officer of the Company totaling $2.1 million ($1.2 million net of tax).

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors of
Willcox & Gibbs, Inc.:


We have reviewed the accompanying condensed consolidated balance sheet of Willcox & Gibbs, Inc. (the "Company") as of March 31, 1995, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1994, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year then ended (not presented herein), and in our report dated March 15, 1995, except as to the information presented in the Note 5, for which the date is March 30, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1994 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




Coopers & Lybrand L.L.P.




Miami, Florida
April 14, 1995

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

          Sales for the first quarter ended March 31, 1995 were up 14.0% to $278.8 million, compared with $244.6 million for the same period a year ago.

          Income from continuing operations was $4.2 million, or $.18 per share, for the first quarter of 1995, compared to $1.7 million, or $.08 per share, in 1994. Included in the first quarter of 1994 results were charges associated primarily with the resignation of an officer of the Company totaling $1.2 million, net of tax, or $.05 per share.

          As previously reported, in 1994 the Company sold its apparel parts and supplies distribution businesses ("Apparel"). Accordingly, results of Apparel are included as discontinued operations in 1994 results of operations.

          The following table sets forth the percentages which certain income and expense items bear to net sales:

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                             ----------------------
                                                               1995          1994
                                                             ------         ------
          Net Sales                                           100.0%         100.0%
                                                             ======         ======
          Gross Margin                                         19.8%          20.6%
          Selling and Administrative expenses                  16.2           18.4
                                                             ------         ------
          Operating Profit                                      3.6            2.2
          Interest Expense                                       .9             .9
          Other Income                                           -              -
                                                             ------         ------
          Income From Continuing Operations Before Taxes        2.7%           1.3%
                                                             ======         ======

          The 14.0% sales increase reflects improvement in the commercial construction and industrial markets and the continuing favorable residential construction markets which began in the second half of 1994. However, housing starts have begun to soften in the first quarter of 1995. While volume is up, margins have declined compared to the prior year. This decline is primarily attributable to the increased percentage of total sales comprised of sales shipped direct from the vendor to the customer, which historically have lower margins than sales from inventory, a decline in our Utility Division margins due to lower margins under utility supply contracts and adjustment of inventory LIFO reserves of $0.6 million in the first quarter of 1995, reflecting the impact of inflation in copper and other products.

          Excluding charges associated primarily with the resignation of an officer in the first quarter of 1994, selling and administrative expenses increased $2.2 million for the first three months of 1995 compared to the first three months of 1994. However, these expenses were 16.2% of sales for the first quarter of 1995, compared to 17.6% for the same period a year ago, reflecting the benefits of cost control programs initiated in 1994.

          Interest cost increased by $0.2 million in the first quarter of 1995 as compared to the first quarter of the prior year. However, in the first quarter of 1994, $1.0 million of interest cost was allocated to the discontinued operations. Including this allocation, interest cost declined by $0.8 million or 25.4%.

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

          At March 31, 1995 the Company had cash of $17.2 million compared to cash at December 31, 1994 of $23.8 million, and had $112.2 million of indebtedness for borrowed money (including current installments and short-term debt) compared to $119.7 million at December 31, 1994. The decrease in cash is primarily the result of the $7.1 million installment payment for the 9.78% Senior Notes paid in March 1995. As of March 31, 1995, there were no borrowings outstanding under the Company's bank credit agreement and $40 million was available for future borrowings.

          During the first quarter of 1995 the Company's operating activities provided $1.7 million in cash compared to $3.9 million for the first quarter of 1994. Capital expenditures were $0.7 million in 1995 compared to $2.3 million in 1994.

          The Company had a current ratio of 1.6 at both March 31, 1995 and December 31, 1994. The number of days cost of sales represented by inventory was 75 days at both March 31, 1995 and December 31, 1994 and the number of days sales represented by accounts receivable was 49 days at March 31, 1995 compared to 48 days at December 31, 1994. Trade working capital turnover improved to
7.4 at March 31, 1995 from 7.1 at December 31, 1994.  The ratio of borrowings
(debt) to stockholders' equity improved to .8 at March 31, 1995 from .9 at December 31, 1994.

                          PART II - OTHER INFORMATION

[CAPTION]

Item 6.   Exhibits and Reports on Form 8-K
          (a)    Exhibits

                 Exhibit No.         Description

                    10.1             Amendment No. 2 to the Revolving Credit
                                     and Reimbursement Agreement
                    11.1 Computation of net income per common and common equivalent shares.
                    15.1             Awareness letter of independent
                                     accountants.
                    27.1 Financial Data Schedule (Filed with EDGAR filing only)

                                  SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.



                                        WILLCOX & GIBBS, INC.



Date:  May 2, 1995                      By:/s/ Allan Gonopolsky
                                          ---------------------------------
                                        Allan Gonopolsky
                                        Vice President and
                                        Chief Accounting Officer

                               Index to Exhibits

                 Exhibit No.         Description

                    10.1             Amendment No. 2 to the Revolving Credit
                                     and Reimbursement Agreement
                    11.1 Computation of net income per common and common equivalent shares.
                    15.1             Awareness letter of independent
                                     accountants.
                    27.1 Financial Data Schedule (Filed with EDGAR filing only)