Form 10-Q
period 1995-06-30
WILLCOX & GIBBS INC
filed 1995-08-14
CIK 107203

FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

            X  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 1995

Commission file number:  1-5731


                                  Rexel, Inc.
                         (Exact name of registrant as
                           specified in its charter)

     New York                                  13-1474527
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

150 Alhambra Circle, Coral Gables, Florida       33134
(Address of principal executive offices)       (Zip Code)

                                (305) 446-8000
                        (Registrant's telephone number,
                             including area code)

                             Willcox & Gibbs, Inc.
                        (Former name, if changed since
                                 last report)


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No ___

          Indicate number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

        Date                Class           Shares Outstanding
        ----                -----           ------------------

   July 28, 1995          Common Stock            24,114,138
   -------------          ------------            ----------

                                  REXEL, INC.

                                     INDEX
                                     -----

                                                               Page Number
                                                               -----------

Part I  - Financial Information

          Condensed Consolidated Balance Sheets (Unaudited)
            at June 30, 1995 and December 31, 1994................. 1

          Condensed Consolidated Statements of Income
            (Unaudited) for the Six and Three Months Ended
            June 30, 1995 and 1994................................. 2

          Condensed Consolidated Statements of Cash Flows
            (Unaudited) for the Six Months Ended June 30, 1995
            and 1994............................................... 3

          Notes to Unaudited Condensed Consolidated
            Financial Statements................................... 4

          Report of Independent Accountants........................ 6

          Management's Discussion and Analysis of Financial
            Condition and Results of Operations.................... 7

Part II - Other Information.........................................10


                                  REXEL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (000's omitted, except for share amounts)


                                                   June 30,    Dec. 31,
                                                     1995        1994
                                                   --------    --------
                                                       (UNAUDITED)
ASSETS
-------
Current Assets
   Cash and Cash Equivalents                       $ 15,290    $ 23,843
   Accounts and Notes Receivable - Net              147,998     142,997
   Inventories of Finished Goods                    101,646     111,276
   Income Taxes Receivable                            1,380       3,385
   Prepaid Expenses and Other Current Assets          7,384       8,930
   Deferred Income Taxes                              1,888       1,888
                                                   --------    --------
       Total Current Assets                         275,586     292,319

Investments and Noncurrent Receivables                4,457       5,330
Fixed Assets - Net                                   49,623      51,854
Other Assets                                          4,178       3,759
Deferred Income Taxes                                 1,349       1,253
Cost in Excess of Net Assets of Acquired
  Businesses - Net                                   59,157      59,972
                                                   --------    --------
                                                   $394,350    $414,487
                                                   ========    ========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities
   Current Installments of Long-Term Debt         $   7,924   $  24,894
   Accounts and Notes Payable - Trade and
     Other Liabilities                              150,352     155,282
   Deferred Income Taxes                                630         630
                                                   --------    --------
       Total Current Liabilities                    158,906     180,806

Long-Term Debt                                       87,353      94,761
Other Long-Term Liabilities                           3,955       4,440
Deferred Income Taxes                                 3,220       3,028


Stockholders' Equity
   Preferred Stock (Authorized 600,000 Shares,
     None Issued)                                         0           0
   Preference Stock (Authorized 2,000,000 Shares,
     None Issued)                                         0           0
   Common Stock (24,705,233 Shares Issued)           24,705      24,705
   Capital Surplus                                   81,354      81,354
   Retained Earnings                                 39,977      30,805
   Marketable Equity Security Adjustment              (583)       (875)
   Treasury Stock, at Cost (591,095 Shares)         (4,537)     (4,537)
                                                   --------    --------
                                                    140,916     131,452
                                                   --------    --------
                                                   $394,350    $414,487
                                                   ========    ========

         See accompanying report of independent accountants and notes to unaudited condensed consolidated financial statements.

                                  REXEL, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (000's omitted, except for per share amounts)

                                    SIX MONTHS ENDED    THREE MONTHS ENDED
                                       JUNE 30               JUNE 30
                                    -----------------   ------------------
                                    1995      1994       1995      1994
                                    -----------------   ------------------
                                      (UNAUDITED)          (UNAUDITED)
                                    -----------------   ------------------
NET SALES                          $567,514    $509,073  $288,686  $264,466
Cost Of Goods Sold                  455,420     406,047   231,908   211,764
                                   --------    --------  --------  --------
       Gross Profit                 112,094     103,026    56,778    52,702
Selling and Administrative Expenses  91,001      90,631    45,625    45,570
                                   --------    --------  --------  --------
       Operating Profit              21,093      12,395    11,153     7,132
                                   --------    --------  --------  --------
Interest Expense                      4,812       4,368     2,402     2,123
                                   --------    --------  --------  --------
Other Income - Net                       99         143        76        67
                                   --------    --------  --------  --------
Income From Continuing Operations
  Before Income Taxes                16,380       8,170     8,827     5,076
Provision For Income Taxes            7,208       3,595     3,885     2,234
                                   --------    --------  --------  --------
Income From Continuing Operations     9,172       4,575     4,942     2,842
Discontinued Operations Net Of Income
  Tax Expense                             0         607         0       375
                                   --------    --------  --------  --------

NET INCOME                           $9,172      $5,182    $4,942    $3,217
                                   ========    ========  ========  ========

INCOME PER COMMON SHARE
Primary
Income From Continuing Operations      $0.38      $0.20     $0.20     $0.12
Discontinued Operations                 0.00       0.02      0.00      0.01
                                    --------   --------  --------  --------
  Net Income                           $0.38      $0.22     $0.20     $0.13
                                    ========   ========  ========  ========
Fully Diluted
Income From Continuing Operations      $0.34      $0.20     $0.18     $0.12
Discontinued Operations                 0.00       0.02      0.00      0.01
  Net Income                           $0.34      $0.22     $0.18     $0.13
                                    ========   ========  ========  ========

Average Number of Common and Common
  Equivalent Shares
  Primary                            24,250      23,315    24,348    24,440
                                   ========    ========  ========  ========
Fully Diluted                        29,475      28,540    29,572    29,665
                                   ========    ========  ========  ========

DIVIDENDS PER COMMON SHARE            $0.00       $0.00     $0.00     $0.00
                                   ========    ========  ========  ========

         See accompanying report of independent accountants and notes to unaudited condensed consolidated financial statements.

                                  REXEL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (000's omitted)

                                                 SIX MONTHS ENDED
                                                      JUNE 30,
                                                --------------------
                                                1995        1994
                                                --------------------
                                                     (UNAUDITED)

Net Cash Provided By Operating Activities        $18,073    $23,022
                                                 -------    -------

Cash Flows From Investing Activities:
  Capital Expenditures                           (1,841)    (4,432)
  Other Investing Activities                          78    (1,414)
                                                 -------    -------

     Net Cash Used In Investing Activities       (1,763)    (5,846)
                                                 -------    -------

Cash Flows From Financing Activities:
  Net Payments under Line of Credit
    Arrangements                                       0   (49,890)
  Sale of Common Stock to Rexel, S.A.                  0     31,027
  Other Debt Payments and Sundry Financing
    Activities                                  (24,863)      (463)
                                                --------    -------

     Net Cash Used In Financing Activities      (24,863)   (19,326)
                                                --------   --------

Net Decrease In Cash                             (8,553)    (2,150)
Cash and Cash Equivalents at Beginning
  of Period                                       23,843     19,131
                                                 -------    -------
Cash and Cash Equivalents at End of
  Period                                         $15,290    $16,981
                                                 =======    =======

         See accompanying report of independent accountants and notes to unaudited condensed consolidated financial statements.

                                  REXEL, INC.

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

5. As previously reported, in 1994 the Company sold its apparel parts and supplies distribution business ("Apparel"). Accordingly, this business is included as discontinued operations in 1994 results of operations. Summarized results of the discontinued operations are as follows (000's omitted):

                     Six Months Ended        Three Months Ended
                       June 30, 1994            June 30, 1994
                     ----------------        ------------------
     Sales               $38,841                  $20,002
     Net Income          $   607                  $   375

     Interest expense of $1,849 and $865, respectively, for the six and three months ended June 30, 1994 has been allocated to Apparel operating results based upon net assets of the Apparel operations.

6. Six month results for 1994 include charges in the first quarter of 1994 associated primarily with the resignation of an officer of the Company totaling $2.1 million ($1.2 million net of tax).

7. On August 11, 1995, the Company redeemed all of its outstanding 7% Convertible Subordinated Debentures Due 2014, which had an original principal amount of $50 million. Of such principal amount, $35.5 million was redeemed for cash at a redemption price of 102.8% of principal, plus accrued and unpaid interest to the redemption date, or a total redemption payment of $36.5 million. The balance of the Debentures were converted in accordance with the terms thereof into Common Stock of Rexel at a conversion price of $9.57 per share, or a total of 1.5 million shares.

     Funds for the redemption were provided through an increase to $100 million in the Company's credit facility with NationsBank and Credit Lyonnais and adding Societe Generale as a participant in such facility. Interest on borrowings under such facility will be at floating and, through a rate swap, fixed rates, and such rates are expected to be marginally lower than the current interest rate being paid on the Debentures. The Company anticipates extraordinary charges to earnings in the third quarter of 1995 of approximately $2.6 million ($1.6 million after tax) in connection with the redemption. These charges result primarily from the premium paid to redeem the Debentures and the acceleration of unamortized financing costs associated with the issuance of the Debentures in 1989.

8.   On May 15, 1995, the Company changed its name to Rexel, Inc.

9. To offset the variable rate characteristic of its revolving line of credit, the Company entered into interest rate swap agreements with major banks resulting in fixed interest rates of 6.31% on $15 million from June 24, 1996 through June 25, 2001 and 6.435% on an additional $15 million from June 24, 1996 through June 23, 2003.

10. In 1994, the Company sold its apparel parts and supplies distribution business ("Apparel") to WG, Inc. (the "Buyer") in exchange for consideration that included an 8% note due January 31, 2002 of the Buyer in the principal amount of $3 million (the "Note") and a warrant to purchase shares of common stock of the Buyer (the "Warrant"). On July 26, 1995 the Company sold the Note, Warrant and certain other assets with a total aggregate book value of approximately $3.1 million to the Buyer for cash of approximately $4.1 million.

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors of
Rexel, Inc.:


We have reviewed the accompanying condensed consolidated balance sheet of Rexel, Inc. (the "Company") as of June 30, 1995, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 1995 and 1994 and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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




Miami, Florida
August 10, 1995

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

     Sales for the second quarter ended June 30, 1995 were up 9.2% to $288.7 million, compared with $264.5 million for the same period a year ago.

     Income from continuing operations was $4.9 million, or $.20 per share, for the second quarter of 1995, compared to $2.8 million, or $.12 per share, for the same period in 1994. Included in the second quarter 1994 results were charges totaling $0.7 million ($0.4 million net of tax), or $0.02 per share, for severance, relocation and lease costs incurred in connection with the Company's relocation of its corporate headquarters to Coral Gables, Fl.

     Sales for the six months ended June 30, 1995 were up 11.5% to $567.5 million compared with $509.1 million for the same period a year ago.

     Income from continuing operations was $9.2 million, or $.38 per share, for the first six months of 1995 compared to $4.6 million, or $.20 per share, for the same period in 1994. Included in the six months ended June 30, 1994 results were charges totaling $2.8 million ($1.6 million net of tax), or $0.07 per share, consisting of the relocation charges mentioned above and charges in the first quarter of 1994 associated primarily with the resignation of an officer of the Company totaling $2.1 million ($1.2 million net of tax).

     As previously reported, in 1994 the Company sold its apparel parts and supplies distribution businesses ("Apparel"). Accordingly, results of Apparel are included as discontinued operations in 1994 results of operations.

     The following table sets forth the percentages which certain income and expense items bear to net sales:

                                    Six Months Ended   Three Months Ended
                                        June 30,            June 30,
                                    ----------------   ------------------
                                    1995     1994      1995      1994
                                    ----------------   ------------------

   Net Sales                       100.0%   100.0%     100.0%   100.0%
                                   ======   ======     ======   ======

   Gross Margin                     19.8%    20.2%      19.7%    19.9%

   Selling and Administrative
     expenses                       16.1     17.8       15.8     17.2
                                   ------    -----      -----    -----

   Operating Profit                  3.7      2.4        3.9      2.7

   Interest Expense                   .8       .8         .8       .8

   Other Income                        -        -          -        -
                                   ------    -----      -----    -----

   Income From Continuing Operations
     Before Taxes                    2.9%     1.6%       3.1%     1.9%
                                    =====    =====      =====    =====

     The percentage increase in sales in the second quarter of 1995 was lower than the first quarter of 1995, as residential construction slowed down. Same store sales were up 10.6% in the second quarter of 1995 and 12.4% for the first six months of 1995 compared to the same periods in 1994. While sales were up, the gross profit percentage declined to 19.7% in the second quarter of 1995 from 19.9% in the 1994 period and to 19.8.% for six months ended June 30, 1995 from 20.2% in the 1994 period. This decline is primarily attributable to the increased percentage of total sales shipped direct from the vendor to the customer, which historically have lower margins than sales from inventory, a decline in the Company's Utility Division margins due to lower margins under utility supply contracts and adjustment of inventory LIFO reserves of $0.8 million and $1.4 million, respectively, for the quarter and six months ended June 30, 1995, reflecting the impact of inflation in copper and other products.

     Selling and administrative expenses increased $0.1 million and $0.4 million, respectively, for the quarter and six months ended June 30, 1995 as compared to the comparable periods of the prior year. Excluding the 1994 relocation charges and charges associated with the resignation of an officer mentioned above, selling and administrative charges, as a percentage of sales, were 15.8% and 16.1%, respectively, for the quarter and six months ended June 30, 1995 as compared to 17.0% and 17.3%, respectively for the quarter and six months ended June 30, 1994. These results reflect the benefits of cost control programs initiated in 1994.

     Interest cost increased by $0.3 million and $0.4 million, respectively, for the quarter and six months ended June 30, 1995 compared to the same periods of the prior year. However, $0.9 million and $1.8 million, respectively, was allocated to the discontinued operations in the quarter and six months ended June 30, 1994. After giving effect to this allocation, interest expense actually declined $0.6 million and $1.4 million, respectively, for the quarter and six months ended June 30, 1995 compared to the same periods of the prior year as a result of lower levels of borrowing.

Liquidity; Capital Resources
----------------------------

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

     At June 30, 1995 the Company had cash of $15.3 million compared to cash at December 31, 1994 of $23.8 million, and had $95.3 million of indebtedness for borrowed money (including current installments and short-term debt) compared to $119.7 million at December 31, 1994. The decrease in debt is primarily the result of the $16.7 million payment of the Company's 4.375% Senior Note paid June 30, 1995 and the $7.1 million installment payment of the 9.78% Senior Notes paid in March 1995. As of June 30, 1995, there were no borrowings outstanding under the Company's bank credit agreement and $40 million was available for future borrowings.

     During the first six months of 1995 the Company's operating activities provided $18.1 million in cash compared to $23.0 million for the first six months of 1994. Capital expenditures were $1.8 million in 1995 compared to $4.4 million in 1994.

     The Company had a current ratio of 1.7 at June 30, 1995 compared to 1.6 at December 31, 1994. The number of days cost of sales represented by inventory was 69 days at June 30, 1995 compared to 75 days at December 31, 1994 and the number of days sales represented by accounts receivable was 46 days at June 30, 1995 compared to 48 days at December 31, 1994. Trade working capital turnover improved to 7.6 at June 30, 1995 from 7.1 at December 31, 1994. Excluding the effects of LIFO reserves, average trade working capital declined $1.8 million or 11.6% in the first six months of 1995 compared to 1994 while sales increased $58.4 million or 11.5% for the same period, reflecting the results of improved asset management. The ratio of borrowings (debt) to stockholders' equity improved to 0.7 at June 30, 1995 from 0.9 at December 31, 1994.

     On August 11, 1995, the Company redeemed all of its outstanding 7% Convertible Subordinated Debentures Due 2014, which had an original principal amount of $50 million. Of such principal amount, $35.5 million was redeemed for cash at a redemption price of 102.8% of principal, plus accrued and unpaid interest to the redemption date, or a total redemption payment of $36.5 million. The balance of the Debentures were converted in accordance with the terms thereof into Common Stock of Rexel at a conversion price of $9.57 per share, or a total of 1.5 million shares.

     Funds for the redemption were provided through an increase to $100 million in the Company's credit facility with NationsBank and Credit Lyonnais and adding Societe Generale as a participant in such facility. Interest on borrowings under such facility will be at floating and, through a rate swap, fixed rates, and such rates are expected to be marginally lower than the current interest rate being paid on the Debentures. The Company anticipates extraordinary charges to earnings in the third quarter of 1995 of approximately $2.6 million ($1.6 million after tax) in connection with the redemption. These charges result primarily from the premium paid to redeem the Debentures and the acceleration of unamortized financing costs associated with the issuance of the Debentures in 1989. Restrictive covenants under the credit facility and also under the Company's existing 9.78% Senior Notes due March 15, 2001 were modified to permit the redemption and be more in line with the Company's growth objectives.

     To offset the variable rate characteristic of its revolving line of credit, the Company entered into interest rate swap agreements with major banks resulting in fixed interest rates of 6.31% on $15 million from June 24, 1996 through June 25, 2001 and 6.435% on an additional $15 million from June 24, 1996 through June 23, 2003.

                          PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

     The Company held its annual meeting of stockholders on May 12, 1995. At the meeting, the following persons were elected as directors of the Company by the votes indicated below:

                                                  Authority
     Name                        For              Withheld
     ----                        ---              ---------

     Austin List              21,426,107          774,850
     Alain C. Viry            21,423,648          777,309
     Nicolas Sokolow          21,432,181          768,776

In addition, the terms as directors of the Company of Frederic de Castro, John
B. Fraser, R. Gary Gentles, Eric Lomas, Gerald E. Morris and Serge Weinberg continued after the meeting.

     Also submitted to a vote of the stockholders were the following amendments to the Company's Restated Certificate of Incorporation, which were adopted in each case by the respective votes indicated below:

     1. Amendment to change the name of the Company to Rexel, Inc.: For, 22,052,082 shares; Against, 102,020 shares; Abstaining, 46,855 shares; and no broker non-votes.

     2. Amendment to increase the number of authorized shares of Common Stock of the Company from 35,000,000 to 45,000,000: For, 21,929,705 shares;
     Against, 197,605 shares; Abstaining, 73,647 shares; and no broker non-votes.

     3. Amendment and restatement of the Certificate of Incorporation to reflect the foregoing amendments and otherwise to eliminate or revise certain outdated provisions: For, 21,922,127 shares; Against, 188,303 shares; Abstaining, 90,527 shares; and no broker non-votes.

     In addition, a proposal to amend the Company's 1988 Stock Incentive Plan to increase the number of shares authorized for issuance from 1,266,667 to 2,266,667, to limit the number of stock options which may be granted to any employees in each calendar year and to make certain technical amendments regarding the manner of determining the number of shares available under the Plan was submitted to a vote of stockholders. This proposal was approved by the following vote: For, 20,023,283 shares; Against, 2,068,618 shares; Abstaining, 109,056 shares; and no broker non-votes.



Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (a) Exhibits
            --------

            Exhibit No.      Description
            -----------      -----------

            11.1 Computation of net income per common and common equivalent shares.

            15.1             Awareness letter of independent accountants.

            27.1 Financial Data Schedule (Filed with EDGAR filing only)

        (b) Reports on Form 8-K
            -------------------

            During the quarter ended June 30, 1995, the Company filed a Report on Form 8-K dated May 15, 1995, reporting under Item 5.

                                  SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.



                                        REXEL, INC.



Date:  August 14, 1995                  By:/s/ Allan Gonopolsky
                                           --------------------
                                        Allan Gonopolsky
                                        Vice President and
                                        Chief Accounting Officer

                               Index to Exhibits

     Exhibit
       No.     Description
     -------   -----------


     11.1 Computation of net income per common and common equivalent shares.

     15.1      Awareness letter of independent accountants.

     27.1 Financial Data Schedule (Filed with EDGAR filing only)