Form 10-Q
period 1995-09-30
WILLCOX & GIBBS INC
filed 1995-11-14
CIK 107203

FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

            X   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 1995

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
    ---

          Indicate number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


        Date                    Class              Shares Outstanding
       ------                   ------            -------------------
   November 3, 1995          Common Stock              25,643,090
   -----------------         ------------              -----------

                                  REXEL, INC.

                                     INDEX
                                     ------

                                                                Page Number
                                                                -----------

Part I  - Financial Information

          Condensed Consolidated Balance Sheets (Unaudited)
            at September 30, 1995 and December 31, 1994..........      1

          Condensed Consolidated Statements of Income
            (Unaudited) for the Nine and Three Months Ended
            September 30, 1995 and 1994..........................      2

          Condensed Consolidated Statements of Cash Flows
            (Unaudited) for the Nine Months Ended
            September 30, 1995 and 1994..........................      3

          Notes to Unaudited Condensed Consolidated
            Financial Statements.................................      4

          Report of Independent Accountants......................      6

          Management's Discussion and Analysis of Financial
            Condition and Results of Operations..................      7

Part II - Other Information......................................     10


                                  REXEL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (000's omitted, except for share amounts)


                                                                      Sept. 30,                  Dec. 31,
                                                                         1995                      1994
                                                                       --------                  --------
                                                                                  (UNAUDITED)
ASSETS
------
Current Assets
     Cash and Cash Equivalents                                          $  6,228                $  23,843
     Accounts and Notes Receivable - Net                                 148,450                  142,997
     Inventories of Finished Goods                                        96,451                  111,276
     Income Taxes Receivable                                               1,411                    3,385
     Prepaid Expenses and Other Current Assets                             6,966                    8,930
     Deferred Income Taxes                                                 1,888                    1,888
                                                                        --------                 --------
          Total Current Assets                                           261,394                  292,319

Investments and Noncurrent Receivables                                       590                    5,330
Fixed Assets - Net                                                        48,574                   51,854
Other Assets                                                               2,761                    3,759
Deferred Income Taxes                                                      1,542                    1,253
Cost in Excess of Net Assets of Acquired Businesses - Net                 58,735                   59,972
                                                                        --------                 --------
                                                                        $373,596                 $414,487
                                                                        ========                 ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities
     Short-Term Debt                                                    $ 12,900                $       0
     Current Installments of Long-Term Debt                                7,809                   24,894
     Accounts and Notes Payable - Trade and Other Liabilities            147,547                  155,282
     Deferred Income Taxes                                                   630                      630
                                                                        --------                 --------
          Total Current Liabilities                                      168,886                  180,806

Long-Term Debt                                                            37,208                   94,761
Other Long-Term Liabilities                                                3,702                    4,440
Deferred Income Taxes                                                      3,607                    3,028

Stockholders' Equity
     Preferred Stock (Authorized 2,000,000 Shares, None Issued)                0                        0
     Common Stock (26,252,233 Shares Issued)                              26,252                   24,705
     Capital Surplus                                                      94,526                   81,354
     Retained Earnings                                                    44,140                   30,805
     Marketable Equity Security Adjustment                                     0                     (875)
     Treasury Stock, at Cost (609,143 Shares)                             (4,725)                  (4,537)
                                                                        --------                 --------
                                                                         160,193                  131,452
                                                                        --------                 --------
                                                                        $373,596                 $414,487
                                                                        ========                 ========

         See accompanying report of independent accountants and notes to unaudited condensed consolidated financial statements.

                                  REXEL, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (000's omitted, except for per share amounts)

                                                                NINE MONTHS ENDED             THREE MONTHS ENDED
                                                                   SEPTEMBER 30                  SEPTEMBER 30
                                                             ------------------------       -----------------------
                                                                1995            1994          1995           1994
                                                                ----            ----          ----           ----
                                                                    (UNAUDITED)                  (UNAUDITED)
                                                             ------------------------       -----------------------
Net Sales                                                     $849,777       $784,895       $282,263       $275,822
Cost Of Goods Sold                                             680,386        628,735        224,966        222,688
                                                              --------       --------       --------       --------
     Gross Profit                                              169,391        156,160         57,297         53,134
Selling and Administrative Expenses                            136,322        136,422         45,321         45,791
                                                              --------       --------       --------       --------
     Operating Profit                                           33,069         19,738         11,976          7,343
                                                              --------       --------       --------       --------
Interest Expense                                                 6,310          6,971          1,498          2,603
                                                              --------       --------       --------       --------
Other (Expense) Income - Net                                      (190)           361           (289)           218
                                                              --------       --------       --------       --------
Income From Continuing Operations Before Income Taxes           26,569         13,128         10,189          4,958
Provision For Income Taxes                                      11,690          5,773          4,482          2,178
                                                              --------       --------       --------       --------
Income From Continuing Operations                               14,879          7,355          5,707          2,780
Discontinued Operations Net Of Income Tax                            0           (327)             0           (934)
                                                              --------       --------       --------       --------
Income Before Extraordinary Charge                              14,879         $7,028          5,707          1,846
Extraordinary Charge, Net of Income Tax                          1,542              0          1,542              0
                                                              --------       --------       --------       --------
Net Income                                                     $13,337         $7,028         $4,165         $1,846
                                                              ========       ========       ========       ========
Income Per Common Share
     Primary
          Income From Continuing Operations                      $0.61          $0.31          $0.23          $0.11
          Discontinued Operations                                 0.00          (0.01)          0.00          (0.03)
          Extraordinary Charge                                   (0.06)          0.00          (0.06)          0.00
                                                              --------       --------       --------       --------
               Net Income                                        $0.55          $0.30          $0.17          $0.08
                                                              ========       ========       ========       ========
     Fully Diluted
          Income From Continuing Operations                      $0.56          $0.31          $0.22          $0.11
          Discontinued Operations                                 0.00          (0.01)          0.00          (0.03)
          Extraordinary Charge                                   (0.06)          0.00          (0.06)          0.00
                                                              --------       --------       --------       --------
               Net Income                                        $0.50          $0.30          $0.16          $0.08
                                                              ========       ========       ========       ========
Average Number of Common and Common Equivalent Shares

     Primary                                                    24,567         23,650         25,200         24,318
                                                              ========       ========       ========       ========
     Fully Diluted                                              28,921         28,875         27,812         29,543
                                                              ========       ========       ========       ========
Dividends Per Common Share                                      $0.00          $0.00           $0.00          $0.00
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

                                  REXEL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (000's omitted)

                                                                            NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                         ------------------------
                                                                          1995              1994
                                                                         -------            -----
                                                                               (UNAUDITED)

Net Cash Provided By Operating Activities                                $29,832          $26,335
                                                                         -------          -------
Cash Flows From Investing Activities:
     Capital Expenditures                                                 (2,553)          (6,417)
     Other Investing Activities                                              298             (813)
     Proceeds from sale of noncurrent assets                               4,050                0
     Sale of apparel operations                                                0           37,199
                                                                         -------          -------
          Net Cash Provided By Investing Activities                        1,795           29,969
                                                                         -------          -------
Cash Flows From Financing Activities:
     Net Borrowings (Payments) under Line of Credit Arrangements          12,900          (61,500)
     Sale of Common Stock to Rexel, S.A.                                       0           31,027
     Redemption of Convertible Debentures                                (36,780)               0
     Other Debt Payments and Sundry Financing Activities                 (25,362)            (702)
                                                                         -------          -------
          Net Cash Used In Financing Activities                          (49,242)         (31,175)
                                                                         -------          -------
Net (Decrease) Increase In Cash                                          (17,615)          25,129
Cash and Cash Equivalents at Beginning of Period                          23,843           19,131
                                                                         -------          -------
Cash and Cash Equivalents at End of Period                               $ 6,228          $44,260
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

5. As previously reported, in 1994 the Company sold its apparel parts and supplies distribution business ("Apparel"). Accordingly, this business is included as discontinued operations in 1994 results of operations. Summarized results of the discontinued operations, excluding a loss on disposal of $0.7 million, net of taxes, are as follows (000's omitted):

                           Nine Months Ended          Three Months Ended
                           September 30, 1994         September 30, 1994
                           ------------------         ------------------
     Sales                     $40,819                       $1,978
                               =======                       ======
     Net Income (Loss)         $   345                       $ (262)
                               =======                       ======

     Interest expense of $1,983 and $134, respectively, for the nine and three months ended September 30, 1994 has been allocated to Apparel operating results based upon net assets of the Apparel operations.

6. Nine month results for 1994 include charges in the first quarter of 1994 associated primarily with the resignation of an officer of the Company totaling $2.1 million ($1.2 million net of tax).

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

     Funds for the redemption were provided through an increase to $100 million in the Company's credit facility with NationsBank and Credit Lyonnais and adding Societe Generale as a participant in such facility. Interest on borrowings under such facility will be at floating and, through a rate swap, fixed rates, and such rates are expected to be marginally lower than the interest rate paid on the Debentures. The Company reported an extraordinary charge to earnings in the third quarter of 1995 of approximately $2.5 million ($1.5 million after tax) in connection with the redemption. These charges result primarily from the premium paid to redeem the Debentures and the acceleration of unamortized financing costs associated with the issuance of the Debentures in 1989.

     Assuming the conversions and redemption occurred as of January 1, 1995, primary income per share would have been as follows:

                                                                            Nine Months
                                                 Quarter Ended                  Ended
                                        ---------------------------------   -----------
                                         March 31,   June 30,    Sep. 30,     Sep. 30,
                                           1995        1995       1995          1995
                                         ---------   --------    --------   -----------
    Income From Continuing Operations     $.18        $.20        $.22         $.60
    Discontinued Operations                 -           -           -             -
    Extraordinary Charge                    -           -         (.06)        (.06)
                                          ----        ----        ----         ----
    Net Income                            $.18        $.20        $.16         $.54
                                          ====        ====        ====         ====

8. On May 15, 1995, the Company's Certificate of Incorporation was amended and restated to provide, among other things, for the change of the name of the Company to Rexel, Inc., to increase the number of authorized shares of Common Stock of the Company from 35,000,000 to 45,000,000, to eliminate the authorization for 600,000 shares of Preferred Stock and to change the name of "Preference Stock" to "Preferred Stock" (2,000,000 shares of which continue to be authorized).

9. To offset the variable rate characteristic of its revolving line of credit, the Company entered into interest rate swap agreements with major banks resulting in fixed interest rates of 6.31% on $15 million from September 24, 1996 through September 25, 2001 and 6.435% on an additional $15 million from September 24, 1996 through September 23, 2003.

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

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors of
Rexel, Inc.:


We have reviewed the accompanying condensed consolidated balance sheet of Rexel, Inc. (the "Company") as of September 30, 1995, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 1995 and 1994 and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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




Miami, Florida
October 19, 1995

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

     Sales for the third quarter ended September 30, 1995 were up 2.3% to $282.3 million, compared with $275.8 million for the same period a year ago. Income from continuing operations was $5.7 million, or $.23 per share, for the third quarter of 1995, compared to $2.8 million, or $.11 per share, for the same period in 1994.

     Sales for the nine months ended September 30, 1995 were up 8.3% to $849.8 million compared with $784.9 million for the same period a year ago. Income from continuing operations was $14.9 million, or $.61 per share, for the first nine months of 1995 compared to $7.4 million, or $.31 per share, for the same period in 1994. Included in the nine months ended September 30, 1994 results were charges totaling $2.8 million ($1.6 million net of tax), or $0.07 per share, consisting of relocation charges of $0.7 million ($0.4 million, net of tax) in the second quarter of 1994 and charges in the first quarter of 1994 associated primarily with the resignation of an officer of the Company totaling $2.1 million ($1.2 million net of tax).

     As previously reported, in 1994 the Company sold its apparel parts and supplies distribution businesses ("Apparel"). Accordingly, results of Apparel are included as discontinued operations in 1994 results of operations.

     The following table sets forth the percentages which certain income and expense items bear to net sales:

                                                   Nine Months Ended        Three Months Ended
                                                     September 30,            September 30,
                                                   ------------------      -------------------
                                                    1995       1994           1995       1994
                                                   ------     -------      ------       ------
     Net Sales                                      100.0%     100.0%        100.0%     100.0%
                                                   ======     ======       ======      ======
     Gross Margin                                    19.9%      19.9%         20.3%      19.3%
     Selling and Administrative expenses             16.0       17.4          16.1       16.6
                                                   ------     ------       -------     ------
     Operating Profit                                 3.9        2.5           4.2        2.7
     Interest Expense                                  .8         .9            .5         .9
     Other Income                                     -           .1           (.1)        -
                                                   ------     ------       -------     ------
     Income From Continuing Operations
       Before Taxes                                  3.1%       1.7%          3.6%       1.8%
                                                   ======     ======       ======      ======

     Same store sales were up 3.3% in the third quarter of 1995 and 9.2% for the first nine months of 1995 compared to the same periods in 1994. Sales in the third quarter of 1995 declined 2.2% from the second quarter of 1995. A major reason for the decline was management's decision to redirect its sales efforts to a more profitable, lower risk customer base at certain west coast branches. The gross profit percentage increased to 20.3% in the third quarter of 1995 from 19.3% in the 1994 period and was 19.9.% for both the nine months ended September 30, 1995 and 1994. New sourcing and marketing programs and other management initiatives have resulted in overall margin improvement notwithstanding the declines in margin attributable to the increased percentage of total sales shipped direct from the vendor to the customer, which historically have lower margins than sales from inventory, a decline in the Company's Utility Division margins due to lower margins under utility supply contracts and adjustment of inventory LIFO reserves of $0.8 million and $2.2 million, respectively, for the quarter and nine months ended September 30, 1995, reflecting the impact of inflation in copper and other products.

     Selling and administrative expenses decreased $0.5 million and $0.1 million, respectively, for the quarter and nine months ended September 30, 1995 as compared to the comparable periods of the prior year. Excluding the 1994 relocation charges and charges associated with the resignation of an officer mentioned above, selling and administrative charges, as a percentage of sales, were 16.1% and 16.0%, respectively, for the quarter and nine months ended September 30, 1995 as compared to 16.6% and 17.0%, respectively for the quarter and nine months ended September 30, 1994. These results reflect the benefits of cost control programs initiated in 1994.

     Interest cost decreased by $1.1 million and $0.7 million, respectively, for the quarter and nine months ended September 30, 1995 compared to the same periods of the prior year. However, $0.1 million and $2.0 million, respectively, was allocated to the discontinued operations in the quarter and nine months ended September 30, 1994. After giving effect to this allocation, interest expense actually declined $1.2 million and $2.6 million, respectively, for the quarter and nine months ended September 30, 1995 compared to the same periods of the prior year as a result of lower levels of borrowing, including redemption of the 7% Convertible Debentures.

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

     At September 30, 1995 the Company had cash of $6.2 million compared to cash at December 31, 1994 of $23.8 million, and had $57.9 million of indebtedness for borrowed money (including current installments and short-term debt) compared to $119.7 million at December 31, 1994. The decrease in debt is primarily the result of the redemption of the Company's 7% Convertible Debentures (as discussed below), the $16.7 million payment of the Company's 4.375% Senior Note paid June 30, 1995 and the $7.1 million installment payment of the 9.78% Senior Notes paid in March 1995. As of September 30, 1995, $12.9 million was outstanding under the Company's bank credit agreement and $87.1 million was available for future borrowings.

     During the first nine months of 1995 the Company's operating activities provided $29.8 million in cash compared to $26.3 million for the first nine months of 1994. Capital expenditures were $2.6 million in 1995 compared to $6.4 million in 1994. Free cash flow, defined as cash provided from operating activities less capital expenditures, was $27.3 million for the first nine months of 1995 compared to $19.9 million for the same period in 1994.

     The Company had a current ratio of 1.5 at September 30, 1995 compared to
1.6 at December 31, 1994. The number of days cost of sales represented by inventory was 67 days at September 30, 1995 compared to 75 days at December 31, 1994 and the number of days sales represented by accounts receivable was 47 days at September 30, 1995 compared to 48 days at December 31, 1994. Trade working capital turnover improved to 7.7 at September 30, 1995 from 7.1 at December 31, 1994. The ratio of borrowings (debt) to stockholders' equity improved to 0.4 at September 30, 1995 from 0.9 at December 31, 1994.

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

     Funds for the redemption were provided through an increase to $100 million in the Company's credit facility with NationsBank and Credit Lyonnais and adding Societe Generale as a participant in such facility. Interest on borrowings under such facility is at floating and, through a rate swap, fixed rates, and such rates are expected to be marginally lower than the interest rate paid on the Debentures. The Company recorded an extraordinary charge to earnings in the third quarter of 1995 of approximately $2.5 million ($1.5 million after tax) in connection with the redemption. This charge results primarily from the premium paid to redeem the Debentures and the acceleration of unamortized financing costs associated with the issuance of the Debentures in 1989. Restrictive covenants under the credit facility and also under the Company's existing 9.78% Senior Notes due March 15, 2001 were modified to permit the redemption and be more in line with the Company's growth objectives.

     To offset the variable rate characteristic of its revolving line of credit, the Company entered into interest rate swap agreements with major banks resulting in fixed interest rates of 6.31% on $15 million from September 24, 1996 through September 25, 2001 and 6.435% on an additional $15 million from September 24, 1996 through September 23, 2003.

          On September 19, 1995, the Company authorized the purchase of up to 2,000,000 shares of its outstanding common stock from time to time, in open market transactions or otherwise. Such purchases, if commenced, may be suspended or discontinued at any time. As of September 30, 1995, no purchases have been made under this program.

                          PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------
          (a)  Exhibits
               --------
               Exhibit No.         Description
               -----------         -----------
                  10.1             Amended and Restated Revolving Credit and
                                   Reimbursement Agreement, dated as of August
                                   8, 1995, among the Company, NationsBank of
                                   Florida, National Association, as Agent, and
                                   the other banks named therein.

                  10.2 Amendment No. 7, dated as of August 8, 1995, to the Note Agreement, dated as of April 2, 1991, between The Prudential Insurance
                                   Company of America and the Company.

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



                                        REXEL, INC.



Date:  November 14, 1995                By: /s/ Allan Gonopolsky
                                           -------------------------
                                           Allan Gonopolsky
                                           Vice President and
                                           Chief Accounting Officer

                               Index to Exhibits

               Exhibit No.         Description
               -----------         -----------
                  10.1             Amended and Restated Revolving Credit and
                                   Reimbursement Agreement, dated as of August
                                   8, 1995, among the Company, NationsBank of
                                   Florida, National Association, as Agent, and
                                   the other banks named therein.

                  10.2 Amendment No. 7, dated as of August 8, 1995, to the Note Agreement, dated as of April 2, 1991, between The Prudential Insurance
                                   Company of America and the Company.

                  11.1 Computation of net income per common and common equivalent shares.

                  15.1             Awareness letter of independent accountants.

                  27.1 Financial Data Schedule (Filed with EDGAR filing only)