Form 10-K
period 1995-12-31
REXEL INC
filed 1996-03-29
CIK 107203

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
               /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1995

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM          TO
                         COMMISSION FILE NUMBER 1-5731
                             ---------------------

                                  REXEL, INC.
               (Exact name of registrant as specified in charter)

       NEW YORK               13-1474527
      (State of            (I.R.S. employer
    Incorporation)       identification no.)

                  150 ALHAMBRA CIRCLE, CORAL GABLES, FL 33134
                    (Address of principal executive offices)
                                  305-446-8000
                               (Telephone Number)
                            ------------------------

          Securities registered pursuant to Section 12(b) of the Act:

                            NAME OF EACH EXCHANGE ON WHICH
  TITLE OF EACH CLASS                 REGISTERED
-----------------------  -------------------------------------
Common stock, par value      New York Stock Exchange, Inc.
     $1 per share             The Pacific Stock Exchange,
                                     Incorporated

        Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    As of March 1, 1996: 25,649,790 shares of Common Stock were outstanding; and the aggregate market value of shares held by non-affiliates was $164,233,296 (For these purposes, a reported closing market price of $12 per share on March 1, 1996 has been used and "affiliates" have been arbitrarily determined to be Rexel, S.A., International Technical Distributors, Inc. (see Item 1 of this Report) and all directors and officers, although the Company does not acknowledge that any such entity or person is actually an "affiliate" within the meaning of the federal securities laws.)

    Documents Incorporated By Reference: definitive proxy statement for 1996 Annual Meeting of Stockholders (Part III).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

    Rexel, Inc. (the "Company") is a New York corporation that was incorporated in 1866. Rexel, S. A., a French company listed on the Paris Stock Exchange, owns approximately 46% of the stock of the Company. During 1995, the Company changed its name from Willcox & Gibbs, Inc. to Rexel, Inc. Management believes that the Company is the fifth largest distributor of electrical parts and supplies in the United States and that Rexel, S. A., operating through its affiliated companies including the Company, is the largest electrical supplies distributor in the world, based on 1995 sales.

    During the last several years, the Company has undertaken a major restructuring. On April 22, 1992, the Company, Rexel, S.A., International Technical Distributors, Inc. ("ITD"), a subsidiary of Rexel, S. A. and Southern Electric Supply Company, Inc. ("SES"), a subsidiary of ITD engaged in the distribution of electrical materials, entered into a Purchase Agreement (the "Purchase Agreement"). Pursuant to the Purchase Agreement, the Company issued to Rexel, S. A. and ITD 6,284,301 shares of Company Common Stock in exchange for all of the stock of SES and approximately $10 million in cash. In addition, pursuant to the Purchase Agreement, the Company declared a dividend consisting of one share of common stock of the Company's subsidiary Worldtex, Inc. ("Worldtex") for each share of Company Common Stock outstanding on November 23, 1992 (the "Distribution"). In August 1992, the Company transferred to Worldtex all of the stock of the Company's subsidiaries engaged in the manufacture of covered elastic yarn.

    Also during 1992, the Company disposed of its data communications equipment distribution business, conducted by Data Net, Inc. and Dataspan Systems, Inc., and its Montrose Supply and Equipment Division, which distributed equipment to the knitting trade. In July 1994, the Company sold its apparel parts and supplies distribution businesses. As a result of these transactions and the Distribution, the Company became engaged solely in the distribution of electrical goods and supplies.

    In April 1993, the Company acquired Sacks Electrical Supply Co. ("Sacks"), a distributor of electrical supplies and components with three locations in Ohio, for $13,635,000. On December 17, 1993, the Company acquired Summers Group Inc., ("Summers"), a distributor of electrical parts and supplies with locations principally in Texas, Oklahoma, Louisiana, Arkansas, Arizona, Colorado and California. The consideration for the Summers acquisition was $60,000,000 in cash and a $25,000,000 three year note issued to the seller, plus contingent consideration to be determined based on Summers' profits before interest and taxes for 1993 and 1994, subject to a maximum purchase price of $120,000,000. In December 1994, the Company agreed to prepay such note and cancel the contingent consideration in exchange for cash payments that brought the total cash purchase price for Summers to $90,950,000 (including $0.7 million of acquisition costs).

    In March, 1994, the Company sold 3,491,280 newly-issued shares of Company Common Stock to Rexel, S. A. for $31,421,520 in cash. In connection with that sale, the size of the Company's Board of Directors was reduced from twelve to nine and two additional nominees of Rexel, S. A. became directors of the Company. As a result, five of the Company's nine current directors are nominees of Rexel, S. A.

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

    In 1995, the Company has focused on integrating its operations, reducing costs and developing new sourcing and marketing programs.

ELECTRICAL DISTRIBUTION OPERATIONS

    The Company is engaged in the wholesale distribution of electrical parts and supplies, operating 169 electrical distribution locations in 18 states and the Bahamas. The Company manages its business through two principal regional organizations: the Eastern Region and the Western Region.

    The Eastern Region operates 93 distribution centers in 11 states, of which 44 are in Florida, 14 in Ohio, 9 in Mississippi, 7 in Alabama, 4 in Louisiana, 4 in Georgia, 3 in Delaware, 2 in Maryland, 2 in Tennessee, 2 in Oklahoma, 1 in Virginia and 1 in Freeport, Grand Bahamas.

    The Western Region operates 76 locations in 9 states, consisting of 37 in Texas, 12 in California, 8 in Louisiana, 8 in Arkansas, 5 in Oklahoma, 2 in Missouri, 2 in Arizona, and 1 in each of Colorado and New Mexico.

    Each of the Company's electrical distribution locations serves an area with approximately a 50 mile radius and serves the needs of electrical contractors engaged in construction work on commercial and residential structures. The Company also provides materials to industrial customers for maintenance and repairs and for the manufacture of equipment. In addition, the Company has two divisions focused on specialty markets: the DataCom division, which distributes products used to interconnect voice, data and video systems, and the Cummins division, which distributes supplies to the utility industry. These two divisions generated approximately 9% of the Company's sales in 1995.

    In 1995, the Company served over 61,000 customers, with no single customer accounting for more than 2.3% of total annual sales. The Company's ten largest customers in 1995 represented less than 7.3% of sales. Management believes that approximately 50% of the Company's sales are from the construction-based electrical contractor market. The remainder are sold to industrial, governmental, municipal and utility company customers.

    Management believes that the Company is the fifth largest distributor of electrical parts and supplies in the United States, although there are other companies which account for significantly greater national volume. The Company competes with national chains (some of which are affiliated with manufacturing companies) and other independent distributors operating single or multiple outlets. Because the electrical supply business is fragmented and highly competitive, service and price are essential components of success. A typical Company electrical distribution location consists of a 20,000 sq. ft. warehouse and office facility, ten inside and outside sales representatives, one technical specialist, six warehouse and delivery personnel, and four management and support personnel. An average branch has approximately 400 customers, maintains an inventory of about 8,500 items, and makes deliveries within a 50-mile radius. Small branches are often grouped to constitute a profit center.

    The Company's extensive product line includes electrical supplies, such as cable, cords, boxes, covers, wiring devices, conduit, raceway duct, safety switches, motor controls, breakers, panels, lamps, fuses and related supplies and accessories, residential, commercial and industrial electrical fixtures and other special use fixtures, as well as materials and special cables for computers and advanced communications systems. The products sold by the Company are purchased from over 1,400 manufacturers and other suppliers, the two largest of which accounted in the aggregate for approximately 16% of the Company's total purchases during 1995, with none of the remainder accounting for more than 5%.

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

EMPLOYEES

    As of December 31, 1995, the Company had a total of approximately 2,700 employees. Approximately 38 employees are covered by collective bargaining agreements. The Company has experienced no significant labor problems during recent years and considers that its employee relations are good.

ITEM 2.  PROPERTIES

    The Company's executive offices are located in leased office space at 150 Alhambra Circle, Coral Gables, Florida. Of the Company's distribution centers, 38 are owned by subsidiaries of the Company and 131 are leased. These leases are classified as operating leases and expire in various years through 2002. The Company's distribution centers generally range from 4,000 to 105,000 square feet and include office and warehouse facilities. The average distribution center is approximately 20,000 square feet.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    During the last quarter of the Company's fiscal year, no matters were submitted to a vote of the Company's security holders.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

       NAME          AGE                                TITLE AND PERIOD OF SERVICE
-------------------  --- ------------------------------------------------------------------------------------------
Alain Viry           47  President and Chief Executive Officer (March 1994 to present).
Robert M. Merson     57  Senior Vice President (May 1994 to present); Vice President (November 1992 to May 1994)
Jon O. Fullerton     53  Vice President, General Counsel and Secretary (July 1994 to present)
Steven M. Hitt       45  Vice President and Chief Financial Officer (July 1994 to present)
Allan M. Gonopolsky  51  Vice President and Corporate Controller (May 1991 to November 1992 and July 1994 to
                          present); Vice President, Chief Financial Officer and Corporate Controller (November 1992
                          to July 1994); Corporate Controller (1978 to April 1991).

    The officers of the Company are elected annually by the Board of Directors.

    Mr. Viry also serves as a director of the Company.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is listed on the New York Stock Exchange and the Pacific Stock Exchange. The following table sets forth the high and low per share sales prices for the Common Stock on the New York Stock Exchange as reported by the Dow Jones Historical Stock Quote Reporter Service for each quarter since December 31, 1993.

                                                                                          HIGH        LOW
                                                                                        ---------  ---------
1994:
  1st Quarter.........................................................................       8.63       6.50
  2nd Quarter.........................................................................       7.38       5.63
  3rd Quarter.........................................................................       7.38       6.25
  4th Quarter.........................................................................       7.50       5.88
1995:
  1st Quarter.........................................................................       7.38       5.75
  2nd Quarter.........................................................................       9.75       6.75
  3rd Quarter.........................................................................      10.88       9.38
  4th Quarter.........................................................................      14.88       9.88
1996:
  1st Quarter (through March 8, 1996).................................................      14.25      11.50

    At March 8, 1996, there were approximately 1,286 holders of record of Common Stock.

    No cash dividends have been paid on the Company's Common Stock since the last quarter of 1991. Future payment of cash dividends by the Company will be dependent on such factors as business conditions, earnings and the financial condition of the Company.

    The terms of the Company's 9.78% Senior Notes, dated as of April 2, 1991, as amended, restrict dividends and certain other payments with respect to the Company's capital stock if the sum thereof for the period since August 8, 1995, exceeds the sum of (i) $26,000,000 plus (ii) 15% of net cash proceeds from the sale of stock for such period, plus (iii) 50% of consolidated net income (as defined) for such period. In addition, the Note Agreement and the Company's Amended and Restated Revolving Credit and Reimbursement Agreement, dated as of August 8, 1995, require that the Company meet certain financial tests that could have the effect of restricting the Company's ability to pay dividends.

ITEM 6.  SELECTED FINANCIAL DATA

REXEL, INC. AND SUBSIDIARIES

    The following tables set forth certain consolidated financial data of the Company and its subsidiaries for the five fiscal years ended December 31, 1995, which has been derived from the Company's audited financial statements, and should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the Company appearing elsewhere in this Report on Form 10-K.

    The selected financial data of the Company for the years set forth below are not directly comparable due to acquisitions and dispositions during such periods, including the distribution of Worldtex on November 12, 1992, the sale of the Apparel Division on July 13, 1994, and the acquisitions of SES on November 12, 1992, Sacks on April 12, 1993 and Summers on December 17, 1993.

                                                  1995           1994          1993         1992         1991
                                              -------------  -------------  -----------  -----------  -----------
                                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales...................................  $   1,120,688  $   1,065,543  $   521,519  $   359,080  $   370,103
                                              -------------  -------------  -----------  -----------  -----------
                                              -------------  -------------  -----------  -----------  -----------
Income (loss) from continuing operations
 before income taxes........................  $      37,679  $      16,528  $    11,928  $   (17,588) $    (6,095)
Income tax provision (benefit)..............         16,579          7,270        5,038       (5,186)      (1,656)
                                              -------------  -------------  -----------  -----------  -----------
Income (loss) from continuing operations....         21,100          9,258        6,890      (12,402)      (4,439)
Income from discontinued operations.........       --             --              1,517        7,527        6,123
Loss on disposal of discontinued
 operations.................................       --                 (327)     --           --           --
                                              -------------  -------------  -----------  -----------  -----------
Income (loss) before extraordinary charge
 and cumulative effect of accounting
 change.....................................         21,100          8,931        8,407       (4,875)       1,684
Extraordinary charge (a)....................         (1,325)      --            --           --            (1,436)
Cumulative effect of accounting change
 (b)........................................       --             --                660      --           --
                                              -------------  -------------  -----------  -----------  -----------
Net income (loss)...........................  $      19,775  $       8,931  $     9,067  $    (4,875) $       248
                                              -------------  -------------  -----------  -----------  -----------
                                              -------------  -------------  -----------  -----------  -----------

                                                     1995         1994         1993         1992         1991
                                                  -----------  -----------  -----------  -----------  -----------
                                                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Earnings per common share
  Primary:
    Income (loss) from continuing operations....  $       .85  $       .39  $       .33  $      (.85) $      (.32)
    Income (loss) from discontinued
     operations.................................      --              (.01)         .07          .52          .44
                                                  -----------  -----------  -----------  -----------  -----------
    Income (loss) before extraordinary charge
     and cumulative effect of accounting
     change.....................................          .85          .38          .40         (.33)         .12
    Extraordinary charge (a)....................         (.05)     --           --           --              (.10)
    Cumulative effect of accounting change
     (b)........................................      --           --               .03      --           --
                                                  -----------  -----------  -----------  -----------  -----------
    Net income (loss)...........................  $       .80  $       .38  $       .43  $      (.33) $       .02
                                                  -----------  -----------  -----------  -----------  -----------
                                                  -----------  -----------  -----------  -----------  -----------
  Fully diluted (c):
    Income from continuing operations...........  $       .79
    Extraordinary charge (a)....................         (.05)
                                                  -----------
    Net income..................................  $       .74
                                                  -----------
                                                  -----------
Total assets....................................  $   375,493  $   414,487  $   428,519  $   285,309  $   365,429
                                                  -----------  -----------  -----------  -----------  -----------
                                                  -----------  -----------  -----------  -----------  -----------
Long-term obligations...........................  $    40,582  $    99,201  $   129,503  $   114,251  $   113,447
                                                  -----------  -----------  -----------  -----------  -----------
                                                  -----------  -----------  -----------  -----------  -----------
Cash dividends per common share.................  $       -0-  $       -0-  $       -0-  $       -0-  $       .10
                                                  -----------  -----------  -----------  -----------  -----------
                                                  -----------  -----------  -----------  -----------  -----------

------------------------
(a) Loss on early extinguishment of debt.

(b) Cumulative effect of accounting change for income taxes in connection with SFAS No. 109, "Accounting for Income Taxes."

(c) Fully diluted amounts are anti-dilutive in all years prior to 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIGNIFICANT TRANSACTIONS

    On November 12, 1992, pursuant to the Purchase Agreement, dated April 22, 1992, among the Company, Rexel, S.A., International Technical Distributors, Inc. ("ITD"), a subsidiary of Rexel, S. A., and Southern Electric Supply Company, Inc. ("SES"), a subsidiary of ITD engaged in the distribution of electrical materials, the Company issued to Rexel, S. A. and ITD 6,284,301 shares of Company Common Stock in exchange for all of the stock of SES and approximately $10 million in cash. In addition, pursuant to such Purchase Agreement, the Company declared a dividend consisting of one share of Common Stock of Worldtex, Inc. ("Worldtex"), its subsidiary engaged in the manufacture of covered yarn, for each share of Company Common Stock outstanding on November 23, 1992.

    In April 1993, the Company acquired Sacks Electrical Supply Co. ("Sacks"), a distributor of electrical supplies and components with three locations in Ohio, for $13.6 million. On December 17, 1993, the Company acquired Summers Group, Inc. ("Summers"), an electrical parts distributor with locations principally in Texas, Oklahoma, Louisiana, Arkansas, Arizona, Colorado and California, for $60 million in cash and a $25 million three year note issued to the seller, plus contingent consideration to be determined based on Summers' profits before interest and taxes for 1993 and 1994, subject to a maximum purchase price of $120 million. In December 1994, the Company agreed to prepay such note and cancel the contingent consideration in exchange for cash payments that brought the total cash purchase price for Summers to $90.95 million (including $0.7 million of acquisition costs).

    On March 1, 1994, the Company sold 3,491,280 newly-issued shares of Company Common Stock to Rexel, S. A. for a total purchase price of $31.4 million.

    On July 13, 1994, the Company sold its apparel parts and supplies distribution businesses (the "Apparel Division") for consideration of approximately $44 million, including cash, debt of the purchaser and warrants of the purchaser. On July 26, 1995, the Company sold such debt, warrants and certain other assets to the purchaser for $4.1 million in cash. The Apparel Division is shown as a discontinued operation in the Company's Consolidated Financial Statements.

    During the second half of 1994, the operations of the Company's principal subsidiaries, Summers, Sacks, SES and the Consolidated Electric Supply group ("CES"), were reorganized along geographical lines into two regions: the Eastern Region and the Western Region. As part of this process, the Company closed six redundant or underperforming locations and opened ten new locations. In addition, the Company implemented cost reduction programs, including the consolidation and redesign of employee benefit and casualty insurance programs, established new management incentive programs focused on profit growth and asset management and commenced upgrade of its Eastern Region's computer management information system.

    As a result of the aforementioned transactions and discontinuances, the Company became engaged in only one business segment: the distribution of electrical parts and supplies, principally in the southern United States.

RESULTS OF CONTINUING OPERATIONS

    The following tables set forth the operating results from continuing operations before income taxes and the percentages which certain income and expense items bear to net sales:

                                                                                1995        1994         1993
                                                                             ----------  ----------  ------------
Net sales..................................................................  $  1,120.7  $  1,065.5  $      521.5(a)
                                                                             ----------  ----------  ------------
                                                                             ----------  ----------  ------------
Gross profit...............................................................  $    230.1  $    212.5  $      107.5
Selling & administrative expense...........................................       183.8       187.4          90.4
                                                                             ----------  ----------  ------------
Operating profit...........................................................        46.3        25.1          17.1
Interest expense...........................................................         7.7         9.6           5.9
Other (expense) income.....................................................         (.9)        1.0            .7
                                                                             ----------  ----------  ------------
Income from continuing operations before income taxes......................  $     37.7  $     16.5  $       11.9
                                                                             ----------  ----------  ------------
                                                                             ----------  ----------  ------------

------------------------
(a) Assuming the Sacks and Summers acquisitions had been consummated as of January 1, 1993, the Company's unaudited pro forma sales would have been $958.5 million in 1993.

                                                                                           1995       1994       1993
                                                                                         ---------  ---------  ---------
Net sales..............................................................................      100.0%     100.0%     100.0%
                                                                                         ---------  ---------  ---------
                                                                                         ---------  ---------  ---------
Gross profit...........................................................................       20.5%      19.9%      20.6%
Selling & administrative expense.......................................................       16.4       17.6       17.3
                                                                                         ---------  ---------  ---------
Operating profit.......................................................................        4.1        2.3        3.3
Interest expense.......................................................................         .7         .9        1.1
Other income...........................................................................     --             .1     --
                                                                                         ---------  ---------  ---------
Income from continuing operations before income taxes..................................        3.4%       1.5%       2.2%
                                                                                         ---------  ---------  ---------
                                                                                         ---------  ---------  ---------

OPERATING RESULTS 1995 VS. 1994

- SALES

    Sales in 1995 increased $55.1 million to $1,120.7 million, or 5.2% over 1994. Same branch sales increased 7.1% for the year. Sales by geographic region in 1995 were as follows:

                                                                                AMOUNT     PERCENTAGE
                                                                                  (IN       INCREASE/
                                                                               MILLIONS)   (DECREASE)
                                                                              -----------  -----------
Eastern Region:
  Southeast.................................................................   $   405.8          5.4%
  Midwest...................................................................       167.4          9.0%
Western Region:
  Southwest.................................................................       450.7          7.7%
  Pacific Coast.............................................................        96.8        (10.7)%
                                                                              -----------  -----------
Total.......................................................................   $ 1,120.7          5.2%
                                                                              -----------  -----------
                                                                              -----------  -----------

    The 1995 increase in sales was attributable to favorable construction markets, particularly in the first half of the year, improvements in industrial markets, and growth of sales in the utility and data communications markets. The decrease in sales in the Pacific Coast region was the result of branch closures and tighter credit policies implemented to improve the quality of trade receivables. During 1995, 7 new branches were opened while 12 branches were closed. The effect on sales in 1995 of openings and closings of branches during the year was a reduction of sales of $18.4 million, or 1.7% of 1994 sales. The branches closed during 1995 were marginally profitable or loss branches.

- GROSS PROFIT

    Gross profit in 1995 increased $17.6 million, or 8.3%, to $230.1 million. As a percentage of sales, gross profit improved to 20.5% from 19.9% in 1994. The improvement in gross profit percentage of 0.6 percentage points can be analyzed as follows:

                                                                                             PERCENTAGE
                                                                                              INCREASE/
                                                                                             (DECREASE)
                                                                                            -------------
Change in the mix of sales from inventory vs. direct sales................................        (0.2)%
Trading margin improvement................................................................         0.5%
Effect of LIFO............................................................................         0.3%
                                                                                                 -----
Total Increase............................................................................         0.6%
                                                                                                 -----
                                                                                                 -----

    Compared to 1994, the percentage of total sales from inventory decreased by two percentage points. Inventory sales have historically had a gross margin percentage roughly twice the gross margin percentage attributable to direct sales. The impact of the change in the percentage of inventory sales to total sales on the total gross profit percentage was a reduction of 0.2% compared to 1994. The percentages of inventory sales and direct sales to total sales can vary year to year and is influenced by the level of activity in industrial and construction project business in the markets we serve.

    During 1995, several gross margin improvement initiatives were implemented which improved the total gross profit percentage by 0.5%. These initiatives were mainly centered around improved pricing capabilities through enhanced access to inventory information attributable to the new MIS system in two of our Eastern Region operating divisions and improved controls over price change authority within our branches. These improvements were tempered by a lower gross profit percentage on the Company's utility division's sales. Many utility companies have been consolidating purchasing by their operating units and reducing the number of their electrical product suppliers. This consolidation process, while increasing sales for surviving distributors such as the Company's utility division, has resulted in pressures on pricing.

    In 1994, margins were unfavorably impacted by the LIFO increment resulting primarily from the 36% increase in the price of copper, an important component of certain products distributed by the Company. As of December 31, 1995, copper prices had decreased 4.8% compared to a year ago. Combined with a $7.4 million decrease in inventory (before LIFO reserves), the lower inflation in copper and other product prices had a favorable 0.3% impact on 1995 margins compared to 1994.

- SELLING AND ADMINISTRATIVE EXPENSE

    Selling  and administrative expense decreased $3.7  million or 2.0% in 1995.
Included in selling and administrative expense for 1994 were nonrecurring charges totalling $4.9 million related to the resignation of an officer of the Company, the relocation of the corporate office to Coral Gables, Florida and replacement of certain computer systems in the Company's Eastern Region. Excluding these nonrecurring charges, selling and administrative expense increased $1.2 million or 0.7% in 1995, primarily as a result of certain expenses that increase with increased sales. As a percentage of sales, selling and administrative expense improved to 16.4% in 1995 compared to 17.6% in 1994 (17.1% excluding 1994 nonrecurring charges), reflecting the results of cost reduction initiatives implemented in the second half of 1995 and which are continuing in 1996.

    Depreciation and amortization costs decreased $0.8 million in 1995 compared to 1994. Included in depreciation expense for 1994 was $2.1 million in accelerated depreciation due to the replacement of certain computer systems in the Company's Eastern Region. Excluding this nonrecurring charge, depreciation and amortization costs increased $1.3 million in 1995 primarily as a result of depreciation on the new computer systems installed in the Eastern Region.

    The provisions for doubtful accounts decreased $2.8 million in 1995 compared to 1994 as a result of initiatives in 1995 to improve the quality of trade accounts receivable.

- INTEREST EXPENSE

    Interest expense decreased $1.9 million or 19.7% in 1995 compared to 1994. The Company reduced its debt by $66.6 million during 1995 with existing cash balances, operating cash flow and the conversion of $14.5 million of 7% Convertible Subordinated Debentures Due 2014 into Common Stock of the Company (see Note 7 of the Notes to the Consolidated Financial Statements). In 1994, interest expense of $2.0 million was allocated to the discontinued apparel operating results based upon net assets of the apparel operation.

- OTHER (EXPENSE) INCOME -- NET

    Other (expense) income -- net decreased from income in 1994 of $1.0 million to expense in 1995 of $1.0 million. Earnings from interest bearing investments decreased in 1995 by $0.3 million as a result of using cash funds to reduce debt. The Company paid to Rexel, S. A. $0.9 million in 1995 pursuant to the Services Agreement entered into in November 1995 (see Note 15 of the Notes to the Consolidated Financial Statements). Additionally, $0.4 million in costs were incurred for the early termination of The Sacks Group Pension Plan in association with the consolidation of the Company's various benefit plans into one plan in 1995.

- INCOME FROM CONTINUING OPERATIONS

    Income from continuing operations increased to $21.1 million in 1995 from $9.3 million in 1994 or 127.9%. Excluding the $4.9 million ($2.7 million after tax) in nonrecurring costs in 1994, income from continuing operations increased 76.0% in 1995 compared to 1994.

OPERATING RESULTS 1994 VS. 1993

- SALES

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

- GROSS PROFIT

    Gross margins declined in 1994 to 19.9% from 20.6% in 1993. This decline was primarily attributable to the 36% increase during 1994 in the price of copper, an important component of certain goods distributed by the Company. Over half of this increase occurred in the last four months of the year. While inflation tends to improve the Company's margins, since so much of the increase in copper prices occurred late in the year, the improved margins could not offset the increase in LIFO reserves primarily caused by the inflation in copper wire prices.

- SELLING AND ADMINISTRATIVE EXPENSE

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

- INTEREST EXPENSE

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

- OTHER INCOME -- NET

    Other income -- net increased to $1.0 million in 1994 from $0.7 million in 1993, primarily reflecting higher earnings from short-term investments during the second half of 1994.

- INCOME FROM CONTINUING OPERATIONS

    Income from continuing operations increased to $9.3 million in 1994 from $6.9 million in 1993, reflecting the additional operations added through the acquisitions of Sacks and Summers in 1993.

DISCONTINUED OPERATIONS

    As discussed above, the results of the Apparel Division are included in the financial statements as discontinued operations. Summarized results are as follows (000's):

                                                                                     1994       1993
                                                                                   ---------  ---------
Sales............................................................................  $  40,819  $  76,850
                                                                                   ---------  ---------
                                                                                   ---------  ---------
Net Income.......................................................................  $     345  $   1,517
                                                                                   ---------  ---------
                                                                                   ---------  ---------

    The Apparel Division was sold July 13, 1994 and accordingly, sales and net income of the Apparel Division reflect activity through that date.

INCOME TAXES

    The Company had effective income tax rates of 44%, 44% and 43% in 1995, 1994, and 1993. The 1995 rate reflects the impact of state and local taxes and non-deductible goodwill amortization. The 1994 rate reflects the above as well as an increase in the deferred tax asset valuation allowance (related to estimates of federal capital loss and state and local net operating loss utilization), reduced by the current deductibility of certain prior year transaction costs.

    Effective January 1, 1993, the Company changed its method of accounting from the deferred method to the liability method required by SFAS No. 109, "Accounting for Income Taxes" (see

Note 11 of the Notes to the Consolidated Financial Statements). As permitted under Statement 109, prior years' financial statements have not been restated. The cumulative effect of adopting Statement 109 as of January 1, 1993 was to increase net income by $660,000 or $.03 per share for 1993.

    As of December 31, 1995 and 1994, the Company had recognized deferred tax assets of $7.6 million and $8.9 million, respectively, arising primarily from basis differences between the recorded value for financial reporting purposes and tax basis of accounts receivable, inventory and various liabilities and reserves, including restructuring and transaction costs. Such deferred tax assets have been reduced by a valuation allowance of $1.1 million and $1.3 million in 1995 and 1994, respectively. In addition, the Company has recognized deferred tax liabilities totaling $5.0 million and $9.4 million in 1995 and 1994, respectively, arising principally from a higher recorded value over tax basis of property, plant and equipment and certain acquisitions.

FINANCIAL CONDITION

- ASSETS

    Total assets at year end 1995 decreased $39.0 million or 9.4% compared to year end 1994. Cash decreased $13.8 million as a result of repayment of debt. Trade accounts and notes receivables decreased $4.4 million or 3.1% as a result of efforts to improve the quality of trade receivables, as indicated by an improvement in the number of days sales represented by trade accounts receivable to 46 days at December 31, 1995 from 48 days at December 31, 1994 and by improvement of the ratio of the allowance for doubtful accounts to trade accounts and notes receivables to 1.9% at December 31, 1995 from 2.8% at December 31, 1994. Inventory decreased $9.0 million or 8.1% as a result of improved inventory management. Inventory days increased to 78 days at December 31, 1995 primarily as a result of favorable physical inventory results recorded in the fourth quarter. Investments and noncurrent receivables decreased $4.3 million primarily as a result of the sale, in July 1995, of the note and warrants originally received by the Company as part of the consideration for the sale of the Apparel Division in July 1994.

- LIABILITIES

    Total liabilities at year end 1995 decreased $73.9 million or 26.1% compared to year end 1994. Debt decreased $66.6 million or 55.7% during 1995 as a result of repayments from existing cash balances, operating cash flow and conversion of $14.5 million of 7% Convertible Subordinated Debentures Due 2014 into Common Stock of the Company upon redemption of the convertible debentures in August 1995. Additionally, trade accounts payable decreased $9.0 million or 7.8% primarily as a result of the decrease in inventory and a change in payment terms of a significant vendor.

    In August 1995, the Company redeemed all of its outstanding 7% Convertible Subordinated Debentures due 2014, which had an original principal amount of $50 million. Of such principal amount, $35.5 million was redeemed for cash at a redemption price of 102.8% of principal, plus accrued and unpaid interest to the redemption date, or a total redemption payment of $36.5 million. The balance of the debentures was converted in accordance with terms thereof into Common Stock of the Company at a conversion price of $9.57 per share, or a total of 1.5 million shares. The extraordinary charge to earnings in connection with this redemption was approximately $2.2 million ($1.3 million after tax or $.05 per share). These charges result primarily from the premium paid to redeem the debentures and the acceleration of unamortized financing costs associated with the issuance of the debentures in 1989.

- FINANCIAL LEVERAGE

    On August 8, 1995, the Company amended and restated its Revolving Credit and Reimbursement Agreement (the "Credit Agreement"), with NationsBank of Florida, N.A., and Credit Lyonnais New York Branch to add Societe Generale as a participant in the facility and to provide for borrowings through August 1, 2000 of up to $100 million. Interest on borrowings under such facility will be at NationsBank's prime rate, or at a rate based on rates in the certificate of deposit market or LIBOR plus a margin, which margin varies depending on the Company's financial performance. The Credit Agreement includes various covenants, including restrictions on liens, debt and lease obligations and requirements that certain financial ratios be maintained.

    To offset the variable rate characteristic of its revolving line of credit, the Company entered into interest rate swap agreements with major banks resulting in fixed interest rates of 6.31% applicable to $15 million from June 24, 1996 through June 25, 2001 and 6.435% on an additional $15 million from June 24, 1996 through June 23, 2003. As of December 31, 1995, about 15.2% of the Company's debt was exposed to variable interest rates, up from none at December 31, 1994.

    The Company's debt to equity ratio (defined as the ratio of debt including capital lease obligations to total stockholders' equity) was 0.3 to 1 at December 31, 1995 compared to 0.9 to 1 at December 31, 1994.

- STOCKHOLDERS' EQUITY

    Stockholders' Equity at year end 1995 increased $34.9 million or 26.5% from year end 1994. The increase is due primarily to a 64.2% increase in retained earnings resulting from net income of $19.8 million and a $14.5 million increase in common stock and capital surplus associated with the conversion into common stock of $14.5 million of 7% Convertible Subordinated Debentures redeemed by the Company in August 1995.

    Based on income from continuing operations, the Company's return on average stockholders' equity was 14.4% for 1995 compared to 7.7% for 1994.

CASH FLOWS

- NET CASH PROVIDED BY OPERATING ACTIVITIES

    Net cash provided by operating activities in 1995 increased $8.6 million or 26.1% over 1994 and in 1994 increased $27.3 million or 472% over 1993. The improvement in 1995 over 1994 was primarily the result of improved profitability, improvement in the quality of trade accounts receivable and reduction in inventory through better management, which was offset to some degree by a reduction in trade accounts payable associated with the reduction in inventory and a change in payment terms of a significant vendor.

    The improvement in 1994 over 1993 was primarily the result of improvement in trade working capital and a full year's operating income from the 1993 acquisitions of Sacks and Summers.

- NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES

    Investing activities over the past three years reflect cash used to upgrade fixed assets and make acquisitions and cash provided through the sale of certain operating segments. In November 1995, the Company acquired the assets of Davies Electric, Little Rock, Arkansas for $2.4 million, requiring a cash outlay of $1.7 million at closing. In 1994, capital expenditures were up as a result of upgrading computer systems in the Eastern Region. Additionally, $37.2 million in cash was generated from the sale of the Apparel Division. In 1993, the Company acquired Sacks and Summers at a cash outlay of $68.3 million (see "Significant Transactions" above for further details).

- NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES

    In 1995, the Company used cash to redeem $35.5 million in 7% Convertible Subordinated Debentures and pay off the 4.375% Senior Note due June 30, 1995 which was associated with the acquisition of Summers. As of December 31, 1995, the Company had $8.1 million outstanding on its revolving line of credit. In 1994, the Company received a capital infusion from the sale of common stock to Rexel, S. A. totalling $31.0 million. These funds, along with cash generated from operating activities and investing activities, were used to repay $61.5 million in revolving credit and $15.6 million in other financial debt. In 1993, the Company borrowed $61.5 million under its revolving line of credit to fund the acquisition of Summers.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's working capital requirements are generally met by internally generated funds and short-term borrowings under the Credit Agreement. Management believes sufficient cash resources will be available to support its long-term growth strategies through internally generated funds, credit arrangements and the ability of the Company to obtain additional financing. However, no assurance can be given that financing will continue to be available on attractive terms.

    On September 19, 1995, the Company announced its intention to repurchase up to two million shares of its common stock on the open market. As of December 31, 1995, no shares have been purchased.

    The Company regularly reviews possible acquisitions of businesses, and may from time to time, in the future, acquire other businesses. Otherwise, the Company expects to make $5.9 million of capital expenditures in 1996.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following financial statements, supplementary financial information and schedules are filed as part of this Report:

Report of Independent Accountants

Financial Statements:

Consolidated Balance Sheets,
  December 31, 1995 and 1994
Consolidated Statements of Income,
  Years Ended December 31, 1995, 1994 and 1993
Consolidated Statement of Changes in Stockholders' Equity,
  Years Ended December 31, 1995, 1994 and 1993
Consolidated Statements of Cash Flows,
  Years Ended December 31, 1995, 1994 and 1993
Notes to Consolidated Financial Statements

Supplementary Financial Information

Financial Statement Schedule:
  Schedule II -- Valuation and Qualifying Accounts,
    Years Ended December 31, 1995, 1994 and 1993

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

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF REXEL, INC.:

    We have audited the consolidated financial statements and the financial statement schedule of Rexel, Inc. and subsidiaries listed in Item 8 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rexel, Inc. and subsidiaries as of December 31, 1995 and 1994 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

    As discussed in Note 11 of the consolidated financial statements, in 1993 the Company changed its method of accounting for income taxes.

                                          /s/ COOPERS & LYBRAND L.L.P.

                                          Coopers & Lybrand L.L.P.

Miami, Florida
February 23, 1996

                                  REXEL, INC.
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1994
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                                             1995         1994
                                                                                          -----------  -----------
Current assets:
  Cash and cash equivalents.............................................................  $    10,013  $    23,843
  Accounts and notes receivable, less allowance for doubtful accounts of $2,680 in 1995
   and $4,149 in 1994...................................................................      138,604      142,997
  Inventories...........................................................................      102,239      111,276
  Income taxes receivable...............................................................      --             3,385
  Prepaid expenses and other current assets.............................................        8,344        8,930
  Deferred income taxes.................................................................        3,849        1,888
                                                                                          -----------  -----------
    Total current assets................................................................      263,049      292,319
Investments and noncurrent receivables..................................................        1,069        5,330
Fixed assets, at cost:
  Land..................................................................................        8,196        8,148
  Buildings and leasehold improvements..................................................       26,531       26,077
  Machinery, equipment and other tangible property......................................       37,861       37,048
                                                                                          -----------  -----------
                                                                                               72,588       71,273
  Less, accumulated depreciation and amortization.......................................       23,135       19,419
                                                                                          -----------  -----------
  Fixed assets -- net...................................................................       49,453       51,854
                                                                                          -----------  -----------
Other assets............................................................................        2,135        3,759
Deferred income taxes...................................................................          834        1,253
Goodwill, net of accumulated amortization of $6,996 in 1995 and $5,355 in 1994..........       58,953       59,972
                                                                                          -----------  -----------
                                                                                          $   375,493  $   414,487
                                                                                          -----------  -----------
                                                                                          -----------  -----------
                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt.......................................................................  $     8,050  $   --
  Current portion of long-term debt.....................................................        7,757       24,894
  Accounts and notes payable -- trade, and other liabilities............................      147,031      155,282
  Income taxes payable..................................................................        3,725      --
  Deferred income taxes.................................................................      --               630
                                                                                          -----------  -----------
    Total current liabilities...........................................................      166,563      180,806
Long-term debt..........................................................................       37,219       94,761
Other long-term liabilities.............................................................        3,363        4,440
Deferred income taxes...................................................................        2,029        3,028
Commitments and contingencies (Note 12)
Stockholders' equity:
  Preferred stock (authorized 2,000,000 shares, none issued)............................      --           --
  Common stock (26,258,133 and 24,705,233 shares issued in 1995 and 1994)...............       26,258       24,705
  Capital surplus.......................................................................       94,206       81,354
  Retained earnings.....................................................................       50,580       30,805
  Unrealized losses on marketable equity securities.....................................      --              (875)
  Treasury stock, at cost (609,143 and 591,095 shares in 1995 and 1994).................       (4,725)      (4,537)
                                                                                          -----------  -----------
    Total stockholders' equity..........................................................      166,319      131,452
                                                                                          -----------  -----------
                                                                                          $   375,493  $   414,487
                                                                                          -----------  -----------
                                                                                          -----------  -----------

          See accompanying notes to consolidated financial statements.

                                  REXEL, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                             1995           1994          1993
                                                                         -------------  -------------  -----------
Net sales..............................................................  $   1,120,688  $   1,065,543  $   521,519
Cost of goods sold.....................................................        890,605        853,041      414,027
                                                                         -------------  -------------  -----------
    Gross profit.......................................................        230,083        212,502      107,492
Selling and administrative expense.....................................        183,747        187,423       90,365
                                                                         -------------  -------------  -----------
    Operating profit...................................................         46,336         25,079       17,127
Interest expense.......................................................          7,688          9,577        5,890
Other (expense) income -- net                                                     (969)         1,026          691
                                                                         -------------  -------------  -----------
    Income from continuing operations before income taxes..............         37,679         16,528       11,928
Income tax provision...................................................         16,579          7,270        5,038
                                                                         -------------  -------------  -----------
    Income from continuing operations..................................         21,100          9,258        6,890
Income from discontinued operations, net of income tax of $1,303.......       --             --              1,517
Loss on disposal of discontinued operations, net of income tax benefit
 of $256...............................................................       --                 (327)     --
                                                                         -------------  -------------  -----------
    Income before extraordinary charge and cumulative effect of
     accounting change.................................................         21,100          8,931        8,407
Extraordinary charge, net of income tax................................         (1,325)      --            --
Cumulative effect of accounting change for income taxes................       --             --                660
                                                                         -------------  -------------  -----------
    Net income.........................................................  $      19,775  $       8,931  $     9,067
                                                                         -------------  -------------  -----------
                                                                         -------------  -------------  -----------
Income (loss) per common share:
    Primary
      Income from continuing operations................................  $         .85  $         .39  $       .33
      Income (loss) from discontinued operations, net of income
       taxes...........................................................       --                 (.01)         .07
      Extraordinary charge.............................................           (.05)      --            --
      Cumulative effect of accounting change for income taxes..........       --             --                .03
                                                                         -------------  -------------  -----------
      Net income.......................................................  $         .80  $         .38  $       .43
                                                                         -------------  -------------  -----------
                                                                         -------------  -------------  -----------
    Fully Diluted (a)
      Income from continuing operations................................  $         .79
      Income (loss) from discontinued operations, net of income
       taxes...........................................................       --
      Extraordinary charge.............................................           (.05)
      Cumulative effect of accounting change for income taxes..........       --
                                                                         -------------
      Net Income.......................................................  $         .74
                                                                         -------------
                                                                         -------------
Average number of common and common equivalent shares..................
  Primary..............................................................         24,949         23,765       20,970
                                                                         -------------  -------------  -----------
                                                                         -------------  -------------  -----------
  Fully Diluted........................................................         28,214
                                                                         -------------
                                                                         -------------

------------------------
(a) Fully diluted income (loss) per share data is not presented in 1994 and 1993 as the impact is anti-dilutive.

          See accompanying notes to consolidated financial statements.

                                  REXEL, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                             (DOLLARS IN THOUSANDS)

                                                                                                 UNREALIZED
                                                       COMMON                       CUMULATIVE   LOSSES ON
                                                       STOCK                         FOREIGN     MARKETABLE   TREASURY
                                                       TO BE    CAPITAL  RETAINED   TRANSLATION    EQUITY     STOCK, AT
                                        COMMON STOCK   ISSUED   SURPLUS  EARNINGS   ADJUSTMENT   SECURITIES     COST       TOTAL
                                        ------------   ------   -------  --------   ----------   ----------   ---------   --------
Balance at January 1, 1993............    $20,586      $ 628    $53,818  $ 12,807    $(1,186)      $--         $ (2,426)  $ 84,227
Net income............................                                      9,067                                            9,067
Issuance of 628,430 shares............        628       (628)
Foreign translation adjustment........                                                  (147)                                 (147)
Marketable equity security
 adjustment...........................                                                              (625)                     (625)
                                        ------------   ------   -------  --------   ----------   ----------   ---------   --------
Balance at December 31, 1993..........     21,214       --       53,818    21,874     (1,333)       (625)        (2,426)    92,522
Net income............................                                      8,931                                            8,931
Issuance of 3,491,280 shares..........      3,491                27,536                                                     31,027
Foreign translation adjustment........                                                   378                                   378
Sale of apparel parts and supplies
 distribution business................                                                   955                     (2,111)    (1,156)
Marketable equity security
 adjustment...........................                                                              (250)                     (250)
                                        ------------   ------   -------  --------   ----------   ----------   ---------   --------
Balance at December 31, 1994..........     24,705       --       81,354    30,805      --           (875)        (4,537)   131,452
Net Income............................                                     19,775                                           19,775
Issuance of 1,517,000 shares upon
 conversion of 7% Convertible
 Subordinated Debentures, net of
 expenses.............................      1,517                12,649                                                     14,166
Issuance of 35,900 shares pursuant to
 Stock Incentive Plan and 18,048
 treasury shares acquired as
 payment..............................         36                   203                                            (188)        51
Marketable equity security
 adjustment...........................                                                               875                       875
                                        ------------   ------   -------  --------   ----------   ----------   ---------   --------
Balance at December 31, 1995..........    $26,258      $--      $94,206  $ 50,580    $ --          $--         $ (4,725)  $166,319
                                        ------------   ------   -------  --------   ----------   ----------   ---------   --------
                                        ------------   ------   -------  --------   ----------   ----------   ---------   --------

                                   See accompanying notes to consolidated financial statements.

                                  REXEL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                             (DOLLARS IN THOUSANDS)

                                                                                                        1995      1994      1993
                                                                                                      --------  --------  --------
Cash flows from operating activities:
  Net income........................................................................................  $ 19,775  $  8,931  $  9,067
                                                                                                      --------  --------  --------
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization...................................................................     8,949     9,718     5,161
    Provision for losses on accounts receivable.....................................................       827     3,600     2,154
    Deferred income taxes...........................................................................    (4,773)    3,070     5,639
    Loss on redemption of 7% Convertible Subordinated Debentures....................................     2,162     --        --
    Gain on sale of investments.....................................................................      (991)    --        --
    Provision for loss on investment and noncurrent receivable......................................     1,975     --        --
    Loss on sale of apparel division................................................................     --        1,200     --
    Cumulative effect of accounting change for income taxes.........................................     --        --         (660)
    Changes in assets and liabilities, net of effect of acquisitions and sale of net assets:
      Accounts and notes receivable.................................................................     4,651   (17,209)    6,107
      Inventories...................................................................................    10,008     5,209     1,054
      Prepaid expenses and other current assets.....................................................       590       114      (124)
      Accounts and notes payable -- trade, and other liabilities....................................    (9,997)   20,434   (19,292)
      Income taxes payable..........................................................................     8,712    (1,931)   (1,372)
    Net payments for transaction costs..............................................................      (685)   (1,208)     (777)
    Net payments for restructuring activities.......................................................     --         (124)   (1,302)
    Other, net......................................................................................       560     1,313       135
                                                                                                      --------  --------  --------
      Total adjustments.............................................................................    21,988    24,186    (3,277)
                                                                                                      --------  --------  --------
      Net cash provided by operating activities.....................................................    41,763    33,117     5,790
                                                                                                      --------  --------  --------
Cash flows from investing activities:
  Capital expenditures..............................................................................    (5,052)  (12,094)   (5,381)
  Cost of acquisitions, net of cash acquired........................................................    (1,720)    --      (68,329)
  Proceeds from sale of net assets..................................................................     4,050    37,199     --
  Contingent payments to former shareholders of acquired businesses.................................     --       (5,250)    --
  Sale of short-term investments....................................................................     --        --       12,874
  Other investing activities........................................................................       761    (2,211)   (1,963)
                                                                                                      --------  --------  --------
  Net cash (used in) provided by investing activities...............................................    (1,961)   17,644   (62,799)
                                                                                                      --------  --------  --------
Cash flows from financing activities:
  Net borrowings (payments) under line of credit arrangements.......................................     8,050   (61,500)   61,500
  Redemption of 7% Convertible Subordinated Debentures..............................................   (36,780)    --        --
  Proceeds from exercise of stock options...........................................................        51     --        --
  Proceeds from issuance of common stock to Rexel, S.A., net of issuance costs......................     --       31,027     --
  Other debt payments and financing activities, net.................................................   (24,953)  (15,576)     (927)
                                                                                                      --------  --------  --------
  Net cash (used in) provided by financing activities...............................................   (53,632)  (46,049)   60,573
                                                                                                      --------  --------  --------
  Net (decrease) increase in cash and cash equivalents..............................................   (13,830)    4,712     3,564
Cash and cash equivalents at beginning of year......................................................    23,843    19,131    15,567
                                                                                                      --------  --------  --------
Cash and cash equivalents at end of year............................................................  $ 10,013  $ 23,843  $ 19,131
                                                                                                      --------  --------  --------
                                                                                                      --------  --------  --------

                                  REXEL, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                             (DOLLARS IN THOUSANDS)

                                                                                                        1995      1994      1993
                                                                                                      --------  --------  --------
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest........................................................................................  $  9,427  $ 11,660  $  9,779
    Income taxes....................................................................................  $ 11,352  $  5,660  $  1,183
Supplemental information of businesses acquired:
  Fair value of assets acquired.....................................................................  $  3,350  $  --     $179,113
  Liabilities assumed...............................................................................      (972)    --      (79,490)
  Liability issued to seller........................................................................      (658)    --      (25,000)
                                                                                                      --------  --------  --------
  Cash paid.........................................................................................  $  1,720  $  --     $ 74,623
                                                                                                      --------  --------  --------
                                                                                                      --------  --------  --------

          See accompanying notes to consolidated financial statements.

                                  REXEL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

(B) USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

(C) CASH AND CASH EQUIVALENTS

    Highly liquid investments with a maturity of three months or less when purchased are generally considered to be cash equivalents. The Company maintains its cash in bank deposit accounts which at times exceed federally insured limits. The Company has not experienced any losses in such accounts.

(D) INVENTORIES

    Inventories are stated at the lower of LIFO cost or market for continuing operations. Had the FIFO method been used to value inventories, total inventories would have increased $14,514 and $12,867 at December 31, 1995 and 1994, respectively.

(E) INVESTMENTS AND NONCURRENT RECEIVABLES

    Investments and noncurrent receivables are stated at the lower of cost or net realizable value.

    Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". At December 31, 1994, the Company classified its investments in debt securities as "Trading", and these investments were included as part of Cash and Cash Equivalents based on their liquidity. At December 31, 1995, the Company had no such investments. Also, at December 31, 1994, the Company classified its investments in equity securities as "Available-for-Sale", and the fair value of these securities at such date was approximately $625. At December 31, 1995, the cost of these securities was fully reserved for in the accompanying financial statements.

(F) DEPRECIATION AND AMORTIZATION

    Depreciation, computed by means of straight-line and accelerated methods, is based on the estimated useful lives of the related assets. Leasehold improvements are amortized over their respective lease terms or their estimated useful lives, if shorter.

    Goodwill, representing the cost in excess of net assets of acquired businesses, is being amortized over 40 years. At each balance sheet date, the Company reviews the carrying value of goodwill in relation to current and expected operating results of the businesses which benefit therefrom in order to assess whether there has been a permanent impairment of goodwill.

(G) FORWARD EXCHANGE CONTRACTS

    Solely in connection with the apparel parts and supplies distribution business, which was sold on July 13, 1994, the Company entered into forward exchange contracts in limited circumstances as a hedge against purchases with extended terms denominated in foreign currency. These contracts were used by the Company to minimize exposure and reduce risk from exchange rate fluctuations in the

                                  REXEL, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) regular course of its foreign apparel business. Gains and losses on forward contracts were deferred and included in the measurement of the related foreign currency transaction. Cash provided and used for forward contracts is included in the cash flows resulting from changes in accounts and notes payable -- trade.

(H) EARNINGS PER SHARE

    Primary earnings per share are based on the weighted average number of common and common equivalent shares outstanding during the year. Fully diluted earnings per share assume the conversion of the convertible debentures and the resultant reduction in interest costs, net of tax.

(I) FUTURE IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of." This statement applies to financial statements for fiscal years beginning after December 15, 1995, and requires that long-lived assets and certain identifiable intangible assets to be held or used by the Company, be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Impairments determined under this statement are recognized as losses in the current period. It is management's opinion that the adoption of this statement will not have a significant effect on the Company's financial statements.

    In October 1995, the FASB also issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". This statement establishes financial accounting and reporting standards for stock-based employee compensation plans. It encourages, but does not require companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on new fair value accounting rules. Companies that choose not to adopt the new fair value accounting rules will be required to disclose proforma net income and earnings per share under the new method. The Company anticipates adopting the disclosure provisions of this statement, although the impact of such disclosure has not been determined.

2.  NAME CHANGE
    On May 15, 1995, the Company's Certificate of Incorporation was amended and restated to provide, among other things, for the change of the name of the Company to Rexel, Inc.

3.  SIGNIFICANT TRANSACTIONS
    On November 12, 1992, pursuant to a Purchase Agreement dated April 22, 1992 among the Company, Rexel, S.A., International Technical Distributors, Inc. ("ITD"), a subsidiary of Rexel, S. A., and Southern Electric Supply Company ("SES"), a subsidiary of ITD engaged in the distribution of electrical components and supplies, the Company issued to Rexel, S. A. and ITD 6,284,301 shares of the Company's Common Stock in exchange for all of the stock of SES and $9,885 in cash.

    On March 1, 1994, the Company sold to Rexel, S.A. 3,491,280 newly issued shares of Company Common Stock for a total cash purchase price of $31,422, which was used to repay short-term debt. As a result, Rexel, S.A. increased its beneficial ownership of the outstanding Common Stock of the Company from 30% to 40%. As of March 1, 1996, Rexel, S.A. had further increased its beneficial ownership to approximately 46%.

                                  REXEL, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

4.  ACQUISITIONS
    On April 12, 1993, the Company acquired the common stock of Sacks Electrical Supply Co. ("Sacks"), a distributor of electrical supplies and components with three locations in Ohio, for $13.9 million (including $0.3 million of acquisition costs).

    On  December  17, 1993,  the Company  acquired the  common stock  of Summers
Group, Inc. ("Summers")  for $60 million  in cash and  a $25 million  three-year note issued to the seller, plus contingent consideration to be determined based on defined profits of Summers, subject to a maximum purchase price of $120 million. On December 22, 1994, the Company reached an agreement pursuant to which the Company paid $5.25 million in cash and agreed to pay the balance of the $25 million note ($16.7 million) prior to June 30, 1995, and the contingent consideration was cancelled. The additional payments, plus $0.7 million of acquisition costs, bring the total purchase price to $90.95 million. Summers is a distributor of electrical parts and supplies with locations principally in Texas, Oklahoma, Louisiana, Arkansas, Arizona, Colorado and California.

    Each of these 1993 acquisitions has been recorded as a purchase, and the excess of the total purchase price over the fair value of the net assets acquired ($6.8 million for Sacks and $25.6 million for Summers) is being amortized over 40 years. Sacks' and Summers' results of operations are included in the Company's financial statements from the respective dates of acquisition.

    The following table summarizes the effect on consolidated sales and income from continuing operations of the Company for 1993, on an unaudited pro forma basis, assuming the Sacks and Summers acquisitions had been consummated as of January 1, 1992, the year preceding the year of acquisition:

                                                                                                1993
                                                                                             -----------
Sales......................................................................................  $   958,518
                                                                                             -----------
                                                                                             -----------
Income from continuing operations..........................................................  $    12,622
                                                                                             -----------
                                                                                             -----------
Income per share from continuing operations................................................  $       .60
                                                                                             -----------
                                                                                             -----------

    The pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been in effect at the beginning of the period or are they necessarily indicative of future consolidated results.

5.  DISCONTINUED OPERATIONS
    In the fourth quarter of 1993, the Company decided to sell its apparel parts and supplies distribution business ("Apparel") and engaged an investment banking firm, of which a director of the Company is president, to seek a purchaser. The sale was consummated on July 13, 1994 for consideration valued at approximately $44.0 million, consisting of cash of $38.6 million ($37.2 million net of costs), a $3.0 million subordinated note from the buyer valued at $2.3 million (the "Note"), warrants to purchase approximately 15% of the buyer valued at $0.7 million (the "Warrant) and 324,814 shares of Company common stock valued at $2.1 million. The net proceeds from the sale approximated book value of the net assets sold, but resulted in a loss on disposal of $0.7 million, net of taxes, due primarily to the recognition of previously established deferred foreign translation adjustments. In connection with the sale, the investment banking firm was paid $0.5 million. On July 26, 1995, the Company sold the note, warrant and certain other assets with a total aggregate book value of approximately $3.1

                                  REXEL, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

5.  DISCONTINUED OPERATIONS (CONTINUED)
million to the buyer for cash of approximately $4.1 million. This business is included in the Consolidated Statements of Income as discontinued operations for all periods presented. Summarized results of the discontinued operations (excluding the loss on disposal) are as follows:

                                                                                     1994       1993
                                                                                   ---------  ---------
Sales............................................................................  $  40,819  $  76,850
                                                                                   ---------  ---------
                                                                                   ---------  ---------
Net income.......................................................................  $     345  $   1,517
                                                                                   ---------  ---------
                                                                                   ---------  ---------

    Interest expense of $1,983 and $3,927 for the years ended December 31, 1994 and 1993, respectively, have been allocated to Apparel operating results based upon net assets of the Apparel operation.

6.  SHORT-TERM DEBT
    On August 8, 1995, the Company amended and restated its Revolving Credit and Reimbursement Agreement (the "Credit Agreement"), with NationsBank of Florida, N.A., and Credit Lyonnais New York Branch to add Societe Generale as a participant in the facility and to provide for borrowings through August 1, 2000 of up to $100 million. Interest on borrowings under such facility will be at
NationsBank's prime rate, or at a rate based on rates in the certificate of deposit market or LIBOR plus a margin, which margin varies depending on the Company's financial performance. The Credit Agreement includes various covenants, including restrictions on liens, debt and lease obligations and requirements that certain financial ratios be maintained.

    To offset the variable rate characteristic of its revolving line of credit, the Company entered into interest rate swap agreements with major banks resulting in fixed interest rates of 6.31% applicable to $15 million from June 24, 1996 through June 25, 2001 and 6.435% on an additional $15 million from June 24, 1996 through June 23, 2003.

7.  LONG-TERM DEBT
    Long-term debt, less current installments, consists of:

                                                                                      DECEMBER 31,
                                                                                 ----------------------
                                                                                   1995        1994
                                                                                 ---------  -----------
9.78% Senior Notes due March 15, 2001..........................................  $  42,860  $    50,000
7% Convertible Subordinated Debentures, due August 1, 2014.....................     --           50,000
4.375% Senior Note due June 30, 1995...........................................     --           16,667
Other notes payable............................................................      2,116        2,988
                                                                                 ---------  -----------
                                                                                    44,976      119,655
  Less, current installments...................................................      7,757       24,894
                                                                                 ---------  -----------
                                                                                 $  37,219  $    94,761
                                                                                 ---------  -----------
                                                                                 ---------  -----------

    The 9.78% Senior Notes are payable ratably over a seven-year period commencing March 15, 1995 with interest payable semi-annually at a rate of 9.78% per annum. Under the terms of the Senior Notes (as amended), the Company may pay dividends and make other restricted payments (as defined) to the extent of $26,000 plus 50% of consolidated net income (as defined) since August 8, 1995 plus certain other amounts and is subject to certain restrictions on the incurrence of additional debt and other transactions and to other covenants calling for minimum levels of working capital and certain financial ratios.

                                  REXEL, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

7.  LONG-TERM DEBT (CONTINUED)
    On August 11, 1995, the Company redeemed all of its outstanding 7% Convertible Subordinated Debentures due 2014, which had an original principal amount of $50 million. Of such principal amount, $35.5 million was redeemed for cash at a redemption price of 102.8% of principal, plus accrued and unpaid interest to the redemption date, or a total redemption payment of $36.5 million. The balance of the Debentures was converted in accordance with the terms thereof into Common Stock of the Company at a conversion price of $9.57 per share, or a total of 1,517,000 shares. Results for 1995 include an extraordinary charge of approximately $2.2 million ($1.3 million after tax or $.05 per share) in connection with the redemption. These charges result primarily from the premium paid to redeem the Debentures and the acceleration of unamortized financing costs associated with the issuance of the Debentures in 1989.

    The 4.375% Senior Note was issued to the seller in connection with the Summers acquisition and was paid with interest in June 1995 (see Note 4).

    Long-term debt maturities during the next five years are as follows:

YEAR ENDING DECEMBER 31,                                                                         AMOUNT
----------------------------------------------------------------------------------------------  ---------
1996..........................................................................................  $   7,757
1997..........................................................................................      7,770
1998..........................................................................................      7,694
1999..........................................................................................      7,433
2000..........................................................................................      7,182

    Based on borrowing rates currently available to the Company for long-term debt with similar terms and average maturities, and the quoted market price of the Company's Convertible Debentures (at December 31, 1994 only), the fair value of the Company's indebtedness was approximately $50,197 and $113,000 as of December 31, 1995 and 1994.

8.  STOCKHOLDERS' EQUITY
    On May 15, 1995, the Company's Certificate of Incorporation was amended and restated to, among other things, increase the number of authorized shares of Common Stock of the Company from 35,000,000 to 45,000,000, to eliminate the authorization for 600,000 shares of Preferred Stock and to change the name of "Preference Stock" to "Preferred Stock" (2,000,000 shares of which continue to be authorized).

    At December 31, 1995 1,779,853 shares of common stock are reserved for issuance pursuant to the Company's Stock Incentive Plan.

    On September 19, 1995, the Board of Directors authorized the purchase of up to 2,000,000 shares of the Company's outstanding common stock from time to time, in open market transactions or otherwise. Such purchases, if commenced, may be suspended or discontinued at any time. As of December 31, 1995, no purchases have been made under this program.

9.  STOCK OPTION PLANS
    Under the Company's 1988 and 1985 Stock Option Plans, options to purchase up to 2,266,667 shares and 829,630 shares of common stock, respectively, were available to be granted to key employees of the Company. The 1985 plan terminated on January 15, 1995. The 1988 Plan also provides that each director of the Company, other than one who is an officer or employee, be granted a non-qualified stock option to purchase 10,000 shares of Company Common Stock and provides for annual grants to

                                  REXEL, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

9.  STOCK OPTION PLANS (CONTINUED)
directors if defined levels of income are achieved by the Company. For each plan, the option period is either ten or eleven years from the date of grant, and options may be exercised at various times depending on the provisions of the grant.

    Information regarding the Company's stock option plans is summarized below:

                                                                                              NUMBER OF
                                                                 NUMBER OF    OPTION PRICE     SHARES
                                                                   SHARES      PER SHARE     EXERCISABLE
                                                                 ----------  --------------  -----------
Outstanding at January 1, 1993.................................      30,938   $3.80-$8.88        30,938
  Granted......................................................     597,000    6.56-6.69
  Terminated and cancelled.....................................     (10,820)   7.00-8.88
                                                                 ----------
Outstanding at December 31, 1993...............................     617,118    3.80-7.00         20,118
  Granted......................................................     160,000    6.50-8.06
  Terminated and cancelled.....................................    (207,118)   3.80-7.00
                                                                 ----------
Outstanding at December 31, 1994...............................     570,000    6.50-8.06        237,200
  Granted......................................................     399,000    6.00-7.25
  Terminated and cancelled.....................................     (70,000)      6.69
  Exercised....................................................     (35,900)   6.63-6.69
                                                                 ----------
Outstanding at December 31, 1995...............................     863,100   $6.00-$8.06       352,040
                                                                 ----------
                                                                 ----------

    All options were granted at market value on the date of grant.

    As of December 31, 1995, options for the purchase of 916,753 shares were available for future grant under the 1988 plan.

10. EMPLOYEE BENEFIT PLANS
    The Rexel, Inc. Section 401(k) Savings Plan, whereby participants may contribute a percentage of compensation, but not in excess of the maximum allowed under the Internal Revenue Code, became effective January 1, 1995. The Company matches 50% of employee contributions to the plan that do not exceed 6% of an employee's base compensation ("Matching Contributions"). In addition, the Company may make additional contributions at the discretion of the Board of Directors. Employees who complete one year of service are eligible to participate and are always vested 100% in the Matching Contributions. Vesting in discretionary contributions is based on years of service with 100% vesting after seven years.

    This plan replaced all other plans of the Company with the exception of a nonqualified defined benefit supplemental retirement plan.

    The nonqualified defined benefit supplemental retirement plan covers certain key employees and is not funded. Benefits under this plan are based on years of service and defined levels of compensation. No new enrollments are permitted into the plan and salary levels under the plan have been frozen.

    The Company had a qualified noncontributory defined benefit pension plan covering certain eligible domestic employees of a subsidiary. This plan was terminated on February 22, 1995 and all obligations were settled. The Company also had a qualified noncontributory defined benefit pension plan covering certain eligible domestic employees in the discontinued apparel operation. As part of the

                                  REXEL, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

10. EMPLOYEE BENEFIT PLANS (CONTINUED)
agreement to sell the apparel operation, the purchaser assumed all obligations under this plan. The Company's funding policy was to contribute annually the maximum amount that could be deducted for Federal income tax purposes.

    The Company also had a defined benefit plan maintained for eligible employees of certain United Kingdom subsidiaries included in the discontinued apparel operation. The plan was funded annually for the maximum amount permitted by statute. The benefits were based on years of service and defined levels of compensation.

    The following table sets forth the plans' funded status at December 31, 1995 and 1994:

                                                                                           1994
                                                                         1995     ----------------------
                                                                       ---------              QUALIFIED
                                                                         NON-       NON-     SUBSIDIARY
                                                                       QUALIFIED  QUALIFIED     PLAN
                                                                       ---------  ---------  -----------
Actuarial present value of benefit obligations:
  Vested benefit obligation..........................................  $  (1,450) $  (1,608)  $    (938)
                                                                       ---------  ---------  -----------
                                                                       ---------  ---------  -----------
  Accumulated benefit obligation.....................................  $  (1,514) $  (1,669)  $    (944)
                                                                       ---------  ---------  -----------
                                                                       ---------  ---------  -----------
Projected benefit obligation.........................................  $  (1,514) $  (1,669)  $  (1,388)
Plan assets at fair value............................................     --         --           1,870
                                                                       ---------  ---------  -----------
  Projected benefit obligation (in excess of) less than plan
   assets............................................................     (1,514)    (1,669)        482
Unrecognized net loss (gain).........................................        (32)      (133)         20
Unrecognized net transition obligation...............................         26         71      --
                                                                       ---------  ---------  -----------
  Accrued pension asset (liability)..................................  $  (1,520) $  (1,731)  $     502
                                                                       ---------  ---------  -----------
                                                                       ---------  ---------  -----------

                                  REXEL, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

10. EMPLOYEE BENEFIT PLANS (CONTINUED)
Net periodic pension cost for 1995, 1994 (excluding the United Kingdom Plan assumed in the Apparel sale) and 1993 includes the following components:

                                                                                 INTEREST
                                                                                  COST ON                                  NET
                                                                                 PROJECED      ACTUAL         NET        PERIODIC
                                                                      SERVICE     BENEFIT     RETURN ON   AMORTIZATION   PENSION
                                                                       COST     OBLIGATIONS    ASSETS     AND DEFERRAL     COST
                                                                      -------   -----------   ---------   ------------   --------
1995
Domestic:
  Non-Qualified.....................................................   $ 31         133         --              26         $190
  Qualified.........................................................   $--           12           (26)          (5)        $(19)
                                                                                                                         --------
                                                                                                                           $171
                                                                                                                         --------
                                                                                                                         --------
1994
Domestic:
  Non-Qualified.....................................................   $ 44         131         --              10         $185
  Qualified.........................................................   $158         222          (173)           6         $213
  Qualified Subsidiary Plan.........................................   $ 59         123          (130)         (17)        $ 35
                                                                                                                         --------
                                                                                                                           $433
                                                                                                                         --------
                                                                                                                         --------
1993
United Kingdom......................................................   $ 76         178          (157)         (15)        $ 82
Domestic:
  Non-Qualified.....................................................   $ 49         131         --              (8)        $172
  Qualified.........................................................   $322         403          (221)        (101)        $403
  Qualified Subsidiary Plan.........................................   $ 22          92          (127)       --            $(13)
                                                                                                                         --------
                                                                                                                           $644
                                                                                                                         --------
                                                                                                                         --------

    The actuarial assumptions used for each of the plans for 1995, 1994 and 1993 are as follows:

                                                                                                        QUALIFIED       NON
                                                                                            QUALIFIED   SUBSIDIARY   QUALIFIED
                                                                                              PLAN         PLAN        PLAN
                                                                                            ---------   ----------   ---------
1995
Weighted average discounts used in determining the actuarial present value of the
 projected benefit obligation.............................................................     N/A         N/A         7.00%
Rates of increase in future compensation levels...........................................     N/A        5.00%         N/A
Expected long-term rates of return on assets..............................................     N/A        8.50%         N/A

1994
Weighted average discounts used in determining the actuarial present value of the
 projected benefit obligation.............................................................    7.25%       8.25%        8.50%
Rates of increase in future compensation levels...........................................    4.50%       5.00%         N/A
Expected long-term rates of return on assets..............................................    7.25%       8.50%         N/A

1993
Weighted average discounts used in determining the actuarial present value of the
 projected benefit obligation.............................................................    7.25%       7.25%        7.50%
Rates of increase in future compensation levels...........................................    4.50%       4.00%         N/A
Expected long-term rates of return on assets..............................................    8.00%       8.50%         N/A

                                  REXEL, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

10. EMPLOYEE BENEFIT PLANS (CONTINUED)
    For the United Kingdom plan, the assumed discount rate, the rate of increase in future compensation levels and the expected long-term rate of return on assets was 9.0% at, and for, the year ended December 31, 1993.

    Prior to January 1, 1995, certain subsidiaries had noncontributory profit-sharing plans and defined contribution pension plans providing for minimum contributions based upon defined levels of subsidiary income or employee compensation.

    Pension and profit-sharing expense for the years ended December 31, 1995, 1994 and 1993 amounted to approximately $3,553, $2,880 and $1,338, respectively.

    A subsidiary of the Company, acquired in 1993, provides certain health care benefits for eligible retired employees. The status of the plan at December 31, 1995 and 1994 is as follows:

                                                                                                       1995   1994
                                                                                                      ------  -----
Accumulated postretirement benefit obligation ("APBO")..............................................  $1,323  $ 905
Unrecognized prior service cost.....................................................................    (279)  --
Unrecognized net loss...............................................................................    (264)  (144)
                                                                                                      ------  -----
Accrued postretirement benefit cost.................................................................  $  780  $ 761
                                                                                                      ------  -----
                                                                                                      ------  -----

    The postretirement benefit cost in 1995 and 1994 included the following components:

                                                                                                      1995  1994
                                                                                                      ----  ----
Interest cost on APBO...............................................................................  $ 98  $ 68
Net amortization and deferral.......................................................................    22    22
                                                                                                      ----  ----
                                                                                                      $120  $ 90
                                                                                                      ----  ----
                                                                                                      ----  ----

    The plan is unfunded. The discount rate used in determining APBO was 6.50% and 8.25% at December 31, 1995 and 1994, respectively. The assumed health care trend rate assumed for 1996 was 10.6%. Increasing assumed health care trends one percentage point will increase the APBO by $122 as of December 31, 1995.

    The Company's Employee Stock Ownership Plan, which became effective in 1981, provided eligible employees with an opportunity to purchase the Company's Common Stock through payroll deductions, which were matched by the Company, subject to certain limitations. Contributions to the plan were invested by an independent trustee in Common Stock of the Company. Stock attributable to Company contributions vested at the rate of 10% for each twelve months of contributions by the employee, with 100% vesting after five years of service. The Company's contributions to the plan, net of forfeitures, charged to income for 1994 and 1993 were $592 and $695, respectively. Effective January 1, 1995, this plan was merged into the Rexel, Inc. Section 401(k) Savings Plan.

11. INCOME TAXES
    Effective January 1, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes." Under Statement 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Prior to the adoption of Statement 109, income tax

                                  REXEL, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

11. INCOME TAXES (CONTINUED)
expense was determined using the deferred method. Deferred tax expense was based on items of income and expense that were reported in different years in the financial statements and tax returns and were measured at the tax rate in effect in the year the difference originated.

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

    The Company and its U.S. subsidiaries file Federal income tax returns on a consolidated basis. The provision (benefit) for income taxes has been classified as follows in the consolidated statements of income:

                                                                                                       1995     1994    1993
                                                                                                      -------  ------  ------
Tax provision from continuing operations............................................................  $16,579  $7,270  $5,038
Tax provision (benefit) for discontinued operations.................................................    --       (256)  1,303
Tax (benefit) for extraordinary charge..............................................................     (837)   --      --
                                                                                                      -------  ------  ------
                                                                                                      $15,742  $7,014  $6,341
                                                                                                      -------  ------  ------
                                                                                                      -------  ------  ------

    The provision (benefit) for income taxes is comprised of the following:

                                                                            1995       1994       1993
                                                                          ---------  ---------  ---------
Federal:
  Current...............................................................  $  17,019  $   2,473  $     259
  Deferred..............................................................     (4,465)     3,141      4,251
State and local:
  Current...............................................................      3,496      1,396        297
  Deferred..............................................................       (308)      (111)     1,361
Foreign:
  Current...............................................................     --             75        146
  Deferred..............................................................     --             40         27
                                                                          ---------  ---------  ---------
                                                                          $  15,742  $   7,014  $   6,341
                                                                          ---------  ---------  ---------
                                                                          ---------  ---------  ---------

                                  REXEL, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

11. INCOME TAXES (CONTINUED)
    Deferred income taxes result from temporary differences in the recognition of revenue and expenses for financial statement and income tax reporting purposes. The tax effects of each as of December 31, 1995 and 1994 are as follows:

                                                                                      1995       1994
                                                                                    ---------  ---------
Deferred tax assets:
  Accounts receivable.............................................................  $   1,562  $   1,764
  Inventory.......................................................................      1,896      2,505
  Other liabilities and reserves..................................................      2,745      2,162
  Accrued restructuring and transaction costs.....................................      1,233      1,947
  Federal capital loss and AMT credit carryforward................................     --            253
  State net operating loss carryforwards..........................................      1,278      1,553
  Valuation allowance.............................................................     (1,097)    (1,278)
                                                                                    ---------  ---------
  Total deferred tax assets.......................................................      7,617      8,906
                                                                                    ---------  ---------
Deferred tax liabilities:
  Property, plant and equipment...................................................      2,295      3,592
  Book/tax difference on asset valuation upon acquisition.........................      2,668      5,831
                                                                                    ---------  ---------
  Total deferred tax liabilities..................................................      4,963      9,423
                                                                                    ---------  ---------
  Net deferred tax assets (liabilities)...........................................  $   2,654  $    (517)
                                                                                    ---------  ---------
                                                                                    ---------  ---------

    The change in the valuation allowance between 1995 and 1994 of $181 resulted from updating estimates of federal capital loss and state and local net operating loss utilization.

    Income (loss) before income taxes is comprised of the following:

                                                                         1995       1994       1993
                                                                       ---------  ---------  ---------
Continuing operations:
  Domestic...........................................................  $  37,607  $  16,505  $  11,861
  Foreign............................................................         72         23         67
                                                                       ---------  ---------  ---------
                                                                          37,679     16,528     11,928
Discontinued operations..............................................     --           (583)     2,820
Extraordinary charge.................................................     (2,162)    --         --
                                                                       ---------  ---------  ---------
                                                                       $  35,517  $  15,945  $  14,748
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------

                                  REXEL, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

11. INCOME TAXES (CONTINUED)
    A reconciliation for 1995, 1994 and 1993 between the amount computed using the Federal income tax rate and the effective rate of tax on income(loss), including discontinued operations, but excluding extraordinary charge, is as follows:

                                                                                                      1995    1994    1993
                                                                                                      -----   -----   -----
Statutory Federal income tax rate...................................................................  35.0%   35.0%   35.0%
State and local income taxes, net of Federal income tax effect......................................   5.2     4.5     5.9
Amortization of goodwill............................................................................   0.8     2.0     2.1
Transaction costs...................................................................................   --     (1.2)   (1.4)
Decrease in taxes resulting from foreign income subject to foreign income tax but not expected to be
 subject to U.S. tax in foreseeable future..........................................................  (0.1)   (0.1)   (0.8)
Impact on deferred taxes of 1993 federal corporate tax rate change to 35%...........................   --      --     (1.7)
Utilization of federal capital loss carryforward not previously recognized..........................   --      --     (2.2)
Increase in deferred tax asset valuation allowance..................................................   --      1.2     2.6
Alternative minimum tax.............................................................................   --      --      0.6
Other, net..........................................................................................   3.1     2.6     2.9
                                                                                                      -----   -----   -----
  Effective tax rate................................................................................  44.0%   44.0%   43.0%
                                                                                                      -----   -----   -----
                                                                                                      -----   -----   -----

12. COMMITMENTS AND CONTINGENCIES
    At December 31, 1995, annual minimum rental commitments under noncancelable operating leases, primarily for real property, are summarized as follows:

1996......................................................................  $   8,637
1997......................................................................      7,031
1998......................................................................      5,444
1999......................................................................      4,016
2000......................................................................      2,820
2001 and thereafter.......................................................      4,057
                                                                            ---------
                                                                            $  32,005
                                                                            ---------
                                                                            ---------

    The minimum annual commitments include amounts payable to an officer of the Company and/or members of his and his wife's family and amounts payable to an officer of a subsidiary as follows: 1996 -- $883; 1997 -- $833; 1998 -- $762;
1999 --- $752; 2000 -- $758; thereafter -- $712.

    Total rent expense charged to operations for the years ended December 31, 1995, 1994 and 1993 amounted to approximately $9,893, $9,498 and $6,589, respectively.

    In the normal course of business, the Company is sometimes named as a defendant in litigation. In the opinion of management, based upon the advice of counsel, any uninsured liability which may result from the resolution of any present litigation or asserted claim will not have a material effect on the Company's financial position or results of operations.

                                  REXEL, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

13. ACCOUNTS AND NOTES PAYABLE -- TRADE, AND OTHER LIABILITIES
    Accounts and notes payable -- trade and other liabilities consist of the following:

                                                                                      DECEMBER 31,
                                                                                ------------------------
                                                                                   1995         1994
                                                                                -----------  -----------
Accounts and other payables -- trade..........................................  $   107,341  $   116,530
Salaries, wages and other compensation........................................       16,794       13,854
Pensions, profit sharing and employee benefits................................        4,781        5,091
Taxes, other than income taxes................................................        2,371        3,068
Interest......................................................................        1,267        3,006
Other.........................................................................       14,477       13,733
                                                                                -----------  -----------
                                                                                $   147,031  $   155,282
                                                                                -----------  -----------
                                                                                -----------  -----------

14. RESULTS OF OPERATIONS
    In connection with the resignation of an executive of the Company on March 18, 1994, the Company entered into an agreement with such executive that provided, among other things, certain payments and acceleration of certain other payments in connection with the executive's related employment agreement. Results for 1994 include charges of $1.7 million in connection with this agreement.

15. RELATED PARTY TRANSACTIONS
    The Company and Rexel, S. A. have entered into a Services Agreement, dated as of November 1, 1995. The Services Agreement was negotiated and approved by a special committe of the Board of Directors consisting of persons who are neither officers nor directors of Rexel, S.A. or its affiliates nor have a material financial relationship with Rexel, S. A. and its affiliates. Under this Agreement, in consideration for the benefits to the Company arising from its association with the worldwide business of Rexel, S. A., including without limitation, in matters relating to customers, suppliers, employers, business methods and know-how and financial expertise, the Company has agreed to pay to Rexel, S. A. $600 per year (commencing with 1995). In addition, Rexel, S. A. has agreed to provide consulting services to the Company relating to specific projects at the request of the Company at a rate 10% higher than the costs to Rexel, S. A. of providing such services (including, in the case of employees of Rexel, S. A., costs based on the wages, social insurance payments and allocated overhead and general corporate expenses attributable to such employees). Any payment for consulting services must be approved by the Audit Committee of the Board of Directors (excluding any member thereof who is an officer or director of Rexel, S. A. or any of its affiliates or a person that has a material financial relationship with Rexel, S. A. or any of its affiliates). During 1995, the Company requested from Rexel, S. A. services valued at $340 relating to the development of training programs, logistics consulting, enhancement of cash management and treasury systems and a global agreement on implementation of an inventory management system. In addition, pursuant to the agreement, Rexel, S.
A. consented to the use by the Company of the name "Rexel". The Services Agreement is effective through December 31, 1996, subject to automatic renewal for successive one year terms unless terminated on 30 days notice given by either party prior to the commencement of a renewal term.

                                  REXEL, INC.

                      SUPPLEMENTARY FINANCIAL INFORMATION

                     YEARS ENDED DECEMBER 31, 1995 AND 1994
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                           PRIMARY EARNINGS PER
                                                                                                   SHARE
                                                                                         -------------------------
UNAUDITED                             INCOME        INCOME                                 INCOME        INCOME
QUARTERLY                              FROM      (LOSS) FROM    INCOME BEFORE               FROM      (LOSS) FROM
FINANCIAL                  GROSS    CONTINUING   DISCONTINUED   EXTRAORDINARY     NET    CONTINUING   DISCONTINUED
DATA (1)      NET SALES    PROFIT   OPERATIONS    OPERATIONS       CHARGE       INCOME   OPERATIONS    OPERATIONS
------------  ----------  --------  ----------   ------------   -------------   -------  ----------   ------------
1995:
  First.....  $  278,828  $ 55,316   $ 4,230        $--            $ 4,230      $ 4,230     $.18         $--
  Second....     288,686    56,778     4,942        --               4,942        4,942      .20         --
  Third.....     282,263    57,297     5,707        --               5,707        4,165      .23         --
  Fourth....     270,911    60,692     6,221        --               6,221        6,438      .24         --
              ----------  --------  ----------     ------       -------------   -------      ---         -----
              $1,120,688  $230,083   $21,100        $--            $21,100      $19,775     $.85         $--
              ----------  --------  ----------     ------       -------------   -------      ---         -----
              ----------  --------  ----------     ------       -------------   -------      ---         -----
1994:
  First.....  $  244,607  $ 50,324   $ 1,733        $ 232          $ 1,965      $ 1,965     $.08         $ .01
  Second....     264,466    52,702     2,842          375            3,217        3,217      .12           .01
  Third.....     275,822    53,134     2,780         (934)           1,846        1,846      .11          (.03)
  Fourth....     280,648    56,342     1,903        --               1,903        1,903      .08         --
              ----------  --------  ----------     ------       -------------   -------      ---         -----
              $1,065,543  $212,502   $ 9,258        $(327)         $ 8,931      $ 8,931     $.39         $(.01)
              ----------  --------  ----------     ------       -------------   -------      ---         -----
              ----------  --------  ----------     ------       -------------   -------      ---         -----


                                                FULLY DILUTED EARNINGS PER SHARE
                                       --------------------------------------------------
UNAUDITED                                INCOME        INCOME
QUARTERLY     INCOME BEFORE               FROM      (LOSS) FROM    INCOME BEFORE
FINANCIAL     EXTRAORDINARY    NET     CONTINUING   DISCONTINUED   EXTRAORDINARY    NET
DATA (1)         CHARGE       INCOME   OPERATIONS    OPERATIONS       CHARGE       INCOME
------------  -------------   ------   ----------   ------------   -------------   ------
1995:
  First.....      $.18         $.18       $.16         -$-             $.16         $.16
  Second....       .20          .20        .18         --               .18          .18
  Third.....       .23          .17        .22         --               .22          .16
  Fourth....       .24          .25        .24         --               .24          .25
                   ---        ------       ---           ---            ---        ------
                  $.85         $.80       $.80         -$-             $.80         $.75
                   ---        ------       ---           ---            ---        ------
                   ---        ------       ---           ---            ---        ------
1994:
  First.....      $.09         $.09
  Second....       .13          .13
  Third.....       .08          .08
  Fourth....       .08          .08
                   ---        ------
                  $.38         $.38
                   ---        ------
                   ---        ------

------------------------------
(1)  Fully diluted amounts are anti-dilutive in 1994.

                                  SCHEDULE II
                                  REXEL, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                             (DOLLARS IN THOUSANDS)

                                                                         COLUMN C
                                                                --------------------------
                                                    COLUMN B            ADDITIONS                           COLUMN E
                                                   -----------  --------------------------    COLUMN D     -----------
                    COLUMN A                       BALANCE AT   CHARGES TO                  -------------  BALANCE AT
-------------------------------------------------   BEGINNING    COSTS AND                   DEDUCTIONS     CLOSE OF
DESCRIPTION                                         OF PERIOD    EXPENSES        OTHER      FROM RESERVED    PERIOD
-------------------------------------------------  -----------  -----------  -------------  -------------  -----------
Year ended December 31, 1995:
  Allowance for doubtful accounts................   $   4,149    $     827   $    --        $   2,296(A)   $     2,680
                                                   -----------  -----------      -----      -------------  -----------
                                                   -----------  -----------      -----      -------------  -----------
Year ended December 31, 1994:
  Allowance for doubtful accounts................   $   4,023    $   3,600   $    --        $   3,474(A)   $     4,149
                                                   -----------  -----------      -----      -------------  -----------
                                                   -----------  -----------      -----      -------------  -----------
Year ended December 31, 1993:
  Allowance for doubtful accounts................   $  10,035    $   2,154   $     451(B)   $   8,617(A)   $     4,023
                                                   -----------  -----------      -----      -------------  -----------
                                                   -----------  -----------      -----      -------------  -----------

------------------------
(A) Accounts charged off, recoveries, and other adjustments, net.

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

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Reference is made to the information responsive to the Items comprising this
Part III that is contained in the Company's definitive proxy statement for its 1996 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, which is incorporated herein by reference.

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

EXHIBITS

    The following exhibits are filed as part of this Report (for convenience of reference, exhibits are listed according to numbers assigned in the exhibit tables of Item 601 of Regulation S-K under the Securities Exchange Act of 1934 and management contracts and compensatory plans are indicated by an asterisk):

 EXHIBIT
   NO.                                                    DESCRIPTION
---------  ---------------------------------------------------------------------------------------------------------
      3.1  Amended and restated certificate of incorporation -- filed herewith.
      3.2  By-laws of the Company -- filed as exhibit 3.2 to the Company's annual report on Form 10-K for 1993 and incorporated herein by reference.
      4.1  Note Agreement, dated as of April 2, 1991, between the Company and The Prudential Insurance Company of
           America -- filed as Exhibit 4.1 to the Company's report on Form 10-Q for the quarter ended March 31, 1991 and incorporated herein by reference.
      4.2  Amendment No. 2, dated as of November 11, 1992, to the Note Agreement, dated as of April 2, 1991 -- filed as Exhibit 4.2 to the Company's annual report on Form 10-K for 1992 and incorporated herein by reference.
      4.3  Amendment No. 3, dated as of March 30, 1993, to the Note Agreement, dated as of April 2, 1991 -- filed as
           Exhibit 4.3 to the Company's annual report on Form 10-K for 1993 and incorporated herein by reference.
      4.4  Amendment No. 4, dated as of December 17, 1993, to the Note Agreement, dated as of April 2, 1991 -- filed as Exhibit 4.4 to the Company's annual report on Form 10-K for 1993 and incorporated herein as reference.
      4.5  Amendment No. 5, dated as of December 31, 1994, to the Note Agreement, dated as of April 2, 1991 -- filed as Exhibit 4.5 to the Company's annual report on Form 10-K for 1994 and incorporated herein by reference.

 EXHIBIT
   NO.                                                    DESCRIPTION
---------  ---------------------------------------------------------------------------------------------------------
      4.6  Amendment No. 7, dated as of August 8, 1995, to the Note Agreement, dated as of April 2, 1991 -- filed as
           Exibit 10.2 to the Company's report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference.
      4.7  Indenture dated as of August 1, 1989 between the Company and Manufacturers Hanover Trust Company, as
           Trustee relating to the 7% Debentures -- filed as Exhibit 4 to the Company's report on Form 10-Q for the quarter ended June 30, 1989 and incorporated herein by reference.
     10.1  Amended and Restated Revolving Credit and Reimbursement Agreement dated as of August 8, 1995, among the
           Company and NationsBank of Florida, National Association, as agent, and the lenders named therin -- filed as exhibit 10.1 to the Company's report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference.
     10.2  1988 Stock Incentive Plan, as amended and restated effective March 16, 1995 -- filed herewith.*
     10.3  1985 Stock Option Plan as amended -- filed as Exhibit A to the Company's Proxy Statement for its annual meeting of stockholders held on May 10, 1985 and amended as described in the Proxy Statement for the annual meeting held on May 9, 1986 and incorporated herein by reference.*
     10.4  Form of indemnification agreement, dated as of November 18, 1986, between the Company and its directors and officers -- filed as Exhibit 10.30 to the Company's annual report on Form 10-K for 1986 and incorporated herein by reference.
     10.5  Distribution Agreement, dated as of November 12, 1992, between the Company and Worldtex, Inc. -- filed as
           Exhibit 10.25 to the Company's annual report on Form 10-K for 1992 and incorporated herein by reference.
     10.6  Tax Sharing Agreement, dated as of November 12, 1992, between the Company and Worldtex, Inc. -- filed as
           Exhibit 10.26 to the Company's annual report on Form 10-K for 1992 and incorporated herein by reference.
     10.7  Services Agreement, dated as of November 1, 1995, between the Company and Rexel, S. A. -- filed herewith
     10.8  Severance Agreement, dated as of March 18, 1994, between the Company, Steinthal Sample Co., Inc. and John
           K. Ziegler -- filed as Exhibit 10.19 to the Company's annual report on Form 10-K for 1993 and incorporated herein by reference.*
     10.9  Employment Contract, dated as of March 18, 1994, between the Company and Alain C. Viry -- filed as
           Exhibit 10.20 to the Company's annual report on Form 10-K for 1994 and incorporated herein by reference.*
    10.10  Employment Contract, dated as of June 26, 1994, between the Company and Steven M. Hitt -- filed as
           Exhibit 10.21 to the Company's annual report on Form 10-K for 1994 and incorporated herein by reference.*
    10.11  Employment Contract, dated as of April 12, 1993, between Sacks Electrical Supply Co., Inc. and Jules
           Altshuler -- filed as Exhibit 10.22 to the Company's annual report on Form 10-K for 1994 and incorporated herein by reference.*
    10.12  Employment Contract, dated as of May 27, 1994, between the Company and Jon O. Fullerton -- filed as
           Exhibit 10.23 to the Company's annual report on Form 10-K for 1994 and incorporated herein by reference.*

 EXHIBIT
   NO.                                                    DESCRIPTION
---------  ---------------------------------------------------------------------------------------------------------
    10.13  Employment Contract, dated as of June 27, 1994, between the Company and Allan M. Gonopolsky -- filed as
           Exhibit 10.24 to the Company's annual report on Form 10-K for 1994 and incorporated herein by reference.*
    10.14  Employment Contract dated as of July 12, 1988 between the Company and Allan M. Gonopolsky -- filed as
           Exhibit 10.2 to the Company's annual report on Form 10-K for 1988 and incorporated herein by reference.*
    10.15  Letter Agreement, dated April 22, 1992, between the Company and Allan M. Gonopolsky relating to his
           Employment Contract -- filed as Exhibit G to the Company's Proxy Statement, dated September 2, 1992, and incorporated herein by reference.*
    10.16  Employment Contract dated April 22, 1992, between the Company and Robert M. Merson -- filed as Exhibit D to the Company's Proxy Statement, dated September 2, 1992, and incorporated herein by reference.*
     11.1  Statement re computation of per share earnings -- filed herewith.
     21.1  Subsidiaries of the Company -- filed herewith.
     23.1  Consent of Coopers & Lybrand L.L.P. -- filed herewith.
     24.1  Powers of Attorney executed by certain directors and officers of the Company -- filed as Exhibit 24.1 to the Company's annual report on Form 10-K for 1993 and incorporated herein by reference.
     27.1  Financial Data Schedule -- filed with EDGAR filing only.

8-K REPORTS

    During the last quarter of the Company's 1995 fiscal year, the Company did not file a Current Report on Form 8-K.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 1996                                    REXEL, INC.

                                          By:      /s/ ALLAN M. GONOPOLSKY
                                             ----------------------------------
                                                   Allan M. Gonopolsky
                                                      VICE PRESIDENT
                                                 AND CORPORATE CONTROLLER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 29, 1996 by the following persons on behalf of the registrant and in the capacities indicated.

                ALAIN VIRY*
-------------------------------------------   President and Chief Executive Officer
                 Alain Viry                    and Director

                                              Vice President and Chief Financial
                                               Officer
             /s/ STEVEN M. HITT
-------------------------------------------
               Steven M. Hitt

                                              Vice President and Corporate Controller
                                               and Attorney for persons indicated by
                                               asterisk
          /s/ ALLAN M. GONOPOLSKY
-------------------------------------------
            Allan M. Gonopolsky

            FREDERIC DE CASTRO*
-------------------------------------------   Director
             Frederic de Castro

              JOHN B. FRASER*
-------------------------------------------   Director
               John B. Fraser

              R. GARY GENTLES*
-------------------------------------------   Director
              R. Gary Gentles

                AUSTIN LIST*
-------------------------------------------   Director
                Austin List

                ERIC LOMAS*
-------------------------------------------   Director
                 Eric Lomas

             GERALD E. MORRIS*
-------------------------------------------   Director
              Gerald E. Morris

              NICOLAS SOKOLOW*
-------------------------------------------   Director
              Nicolas Sokolow

              SERGE WEINBERG*
-------------------------------------------   Director
               Serge Weinberg

                               INDEX TO EXHIBITS

 EXHIBIT
   NO.                                                DESCRIPTION                                                 PAGE
---------  --------------------------------------------------------------------------------------------------     -----
      3.1  Amended and restated certificate of incorporation -- filed herewith.

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

      4.4  Amendment No. 4, dated as of December 17, 1993, to the Note Agreement, dated as of April 2, 1991
           -- filed as Exhibit 4.4 to the Company's annual report on Form 10-K for 1993 and incorporated herein as reference.

      4.5  Amendment No. 5, dated as of December 31, 1994, to the Note Agreement, dated as of April 2, 1991
           -- filed as Exhibit 4.5 to the Company's annual report on Form 10-K for 1994 and incorporated herein by reference.

      4.6  Amendment No. 7, dated as of August 8, 1995, to the Note Agreement, dated as of April 2, 1991 --
           filed as Exibit 10.2 to the Company's report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference.

      4.7  Indenture dated as of August 1, 1989 between the Company and Manufacturers Hanover Trust Company, as Trustee relating to the 7% Debentures -- filed as Exhibit 4 to the Company's report on Form
           10-Q for the quarter ended June 30, 1989 and incorporated herein by reference.

     10.1  Amended and Restated Revolving Credit and Reimbursement Agreement dated as of August 8, 1995, among the Company and NationsBank of Florida, National Association, as agent, and the lenders named therin -- filed as exhibit 10.1 to the Company's report on Form 10-Q for the quarter ended
           September 30, 1995 and incorporated herein by reference.

     10.2  1988 Stock Incentive Plan, as amended and restated effective March 16, 1995 -- filed herewith.*

     10.3  1985 Stock Option Plan as amended -- filed as Exhibit A to the Company's Proxy Statement for its annual meeting of stockholders held on May 10, 1985 and amended as described in the Proxy
           Statement for the annual meeting held on May 9, 1986 and incorporated herein by reference.*

     10.4  Form of indemnification agreement, dated as of November 18, 1986, between the Company and its directors and officers -- filed as Exhibit 10.30 to the Company's annual report on Form 10-K for
           1986 and incorporated herein by reference.

     10.5  Distribution Agreement, dated as of November 12, 1992, between the Company and Worldtex, Inc. --
           filed as Exhibit 10.25 to the Company's annual report on Form 10-K for 1992 and incorporated herein by reference.

 EXHIBIT
   NO.                                                DESCRIPTION                                                 PAGE
---------  --------------------------------------------------------------------------------------------------     -----
     10.6  Tax Sharing Agreement, dated as of November 12, 1992, between the Company and Worldtex, Inc. --
           filed as Exhibit 10.26 to the Company's annual report on Form 10-K for 1992 and incorporated herein by reference.

     10.7  Services Agreement, dated as of November 1, 1995, between the Company and Rexel, S. A. -- filed herewith

     10.8  Severance Agreement, dated as of March 18, 1994, between the Company, Steinthal Sample Co., Inc.
           and John K. Ziegler -- filed as Exhibit 10.19 to the Company's annual report on Form 10-K for 1993 and incorporated herein by reference.*

     10.9  Employment Contract, dated as of March 18, 1994, between the Company and Alain C. Viry -- filed as
           Exhibit 10.20 to the Company's annual report on Form 10-K for 1994 and incorporated herein by reference.*

    10.10  Employment Contract, dated as of June 26, 1994, between the Company and Steven M. Hitt -- filed as
           Exhibit 10.21 to the Company's annual report on Form 10-K for 1994 and incorporated herein by reference.*

    10.11  Employment Contract, dated as of April 12, 1993, between Sacks Electrical Supply Co., Inc. and
           Jules Altshuler -- filed as Exhibit 10.22 to the Company's annual report on Form 10-K for 1994 and incorporated herein by reference.*

    10.12  Employment Contract, dated as of May 27, 1994, between the Company and Jon O. Fullerton -- filed as Exhibit 10.23 to the Company's annual report on Form 10-K for 1994 and incorporated herein by reference.*

    10.13  Employment Contract, dated as of June 27, 1994, between the Company and Allan M. Gonopolsky --
           filed as Exhibit 10.24 to the Company's annual report on Form 10-K for 1994 and incorporated herein by reference.*

    10.14  Employment Contract dated as of July 12, 1988 between the Company and Allan M. Gonopolsky -- filed as Exhibit 10.2 to the Company's annual report on Form 10-K for 1988 and incorporated herein by reference.*

    10.15  Letter Agreement, dated April 22, 1992, between the Company and Allan M. Gonopolsky relating to his Employment Contract -- filed as Exhibit G to the Company's Proxy Statement, dated September 2,
           1992, and incorporated herein by reference.*

    10.16  Employment Contract dated April 22, 1992, between the Company and Robert M. Merson -- filed as
           Exhibit D to the Company's Proxy Statement, dated September 2, 1992, and incorporated herein by reference.*

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