Form 10-Q
period 1996-03-31
REXEL INC
filed 1996-05-14
CIK 107203

FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 1996

Commission file number:  1-5731


                                  REXEL, INC.
                         (Exact name of registrant as
                           specified in its charter)

           New York                                         13-1474527
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

150 Alhambra Circle, Coral Gables, Florida                     33134
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
Yes [X]      No ___

          Indicate number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


        Date                    Class                   Shares Outstanding
        ----                    -----                   ------------------
   April 25, 1996            Common Stock                   25,649,990
   --------------            ------------                   ----------

                                  REXEL, INC.

                                     INDEX
                                     -----

                                                                  Page Number
                                                                  -----------

Part I  - Financial Information

          Condensed Consolidated Balance Sheets (Unaudited)
              at March 31, 1996 and December 31, 1995 ..........       1

          Condensed Consolidated Statements of Income
              (Unaudited) for the Three Months Ended March 31,
              1996 and 1995 ....................................       2

          Condensed Consolidated Statements of Cash Flows
              (Unaudited) for the Three Months Ended March 31,
              1996 and 1995 ....................................       3

          Notes to Unaudited Condensed Consolidated Financial
              Statements .......................................       4

          Report of Independent Accountants ....................       5

          Management's Discussion and Analysis of Financial
              Condition and Results of Operations ..............       6

Part II - Other Information ....................................       9


                                  REXEL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (000's omitted, except for share amounts)


                                                    Mar. 31,       Dec. 31,
                                                      1996           1995
                                                    --------       --------
                                                         (UNAUDITED)
ASSETS
- ------
Current Assets
  Cash                                             $  4,058       $ 10,013
  Accounts and Notes Receivable - Net               142,436        138,604
  Inventories                                       100,121        102,239
  Prepaid Expenses and Other Current Assets           7,684          8,344
  Deferred Income Taxes                               3,849          3,849
                                                   --------       --------
          Total Current Assets                      258,148        263,049
Investments and Noncurrent Receivables                1,152          1,069
Fixed Assets - Net                                   49,465         49,453
Other Assets                                          1,976          2,135
Deferred Income Taxes                                   834            834
Goodwill - Net                                       58,548         58,953
                                                   --------       --------
                                                   $370,123       $375,493
                                                   ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current Liabilities
  Short-Term Debt                                  $ 17,550       $  8,050
  Current Portion of Long-Term Debt                   7,786          7,757
  Accounts and Notes Payable -
     Trade and Other Liabilities                    134,101        147,031
  Income Taxes Payable                                3,636          3,725
                                                   --------       --------
          Total Current Liabilities                 163,073        166,563
Long-Term Debt                                       29,911         37,219
Other Long-Term Liabilities                           3,185          3,363
Deferred Income Taxes                                 2,029          2,029

Stockholders' Equity
  Preferred Stock (Authorized 2,000,000
     Shares, None Issued)                                 0              0
  Common Stock (26,258,933 and
     26,258,133 Shares Issued)                       26,259         26,258
  Capital Surplus                                    94,211         94,206
  Retained Earnings                                  56,199         50,580
  Treasury Stock, at Cost (610,743
     and 609,143 Shares)                             (4,744)        (4,725)
                                                   --------       --------
                                                    171,925        166,319
                                                   --------       --------
                                                   $370,123       $375,493
                                                   ========       ========

         See accompanying report of independent accountants and notes to unaudited condensed consolidated financial statements.

                                  REXEL, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (000's omitted, except for per share amounts)

                                                    THREE MONTHS ENDED
                                                        MARCH 31,
                                              -----------------------------
                                                 1996                1995
                                              ---------           ---------
                                                       (UNAUDITED)
                                              -----------------------------
Net Sales                                     $ 264,757           $ 278,828
Cost Of Goods Sold                              208,497             223,512
                                              ---------           ---------
     Gross Profit                                56,260              55,316
Selling and Administrative Expenses              45,011              45,564
                                              ---------           ---------
     Operating Profit                            11,249               9,752
                                              ---------           ---------
Interest Expense                                  1,292               2,410
                                              ---------           ---------
Other Income - Net                                   77                 211
                                              ---------           ---------
Income Before Income Taxes                       10,034               7,553
Provision For Income Taxes                        4,415               3,323
                                              ---------           ---------
Net Income                                    $   5,619           $   4,230
                                              =========           =========
Income Per Common Share
     Primary                                  $     .22           $     .18
                                              =========           =========
     Fully Diluted                            $     .22           $     .16
                                              =========           =========
Average Number of Common and Common
  Equivalent Shares
     Primary                                     26,076              24,153
                                              =========           =========
     Fully Diluted                               26,076              29,378
                                              =========           =========
Dividends Per Common Share                    $    0.00           $    0.00
                                              =========           =========

         See accompanying report of independent accountants and notes to unaudited condensed consolidated financial statements.

                                  REXEL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (000's omitted)

                                                      THREE MONTHS ENDED
                                                          MARCH 31,
                                                   -----------------------
                                                      1996           1995
                                                   --------       --------
                                                         (UNAUDITED)
                                                   -----------------------
Net Cash (Used In) Provided By Operating
  Activities                                       $ (6,399)      $  1,697
                                                   --------       --------
Cash Flows From Investing Activities:
     Capital Expenditures                            (1,583)          (721)
     Other Investing Activities                          (3)           (11)
                                                   --------       --------
          Net Cash Used In Investing Activities      (1,586)          (732)
                                                   --------       --------

Cash Flows From Financing Activities:
     Net Borrowings under Line of Credit
       Arrangements                                   9,500              0
     Acquisition of Treasury Shares                     (19)             0
     Proceeds From Exercise of Stock Options              6              0
     Other Debt Payments and Sundry
       Financing Activities                          (7,457)        (7,634)
                                                   --------       --------
          Net Cash Provided by (Used In)
            Financing Activities                      2,030         (7,634)
                                                   --------       --------
Net Decrease In Cash                                 (5,955)        (6,669)
Cash and Cash Equivalents at Beginning
  of Period                                          10,013         23,843
                                                   --------       --------
Cash and Cash Equivalents at End of Period         $  4,058       $ 17,174
                                                   ========       ========

         See accompanying report of independent accountants and notes to unaudited condensed consolidated financial statements.

                                  REXEL, INC.
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying financial information should be read in conjunction with the consolidated financial statements, including the notes thereto, for the year ended December 31, 1995. The condensed consolidated balance sheet as of December 31, 1995 has been summarized from the Company's audited consolidated balance sheet as of that date.

2. Results for interim periods are not necessarily indicative of the results to be expected for the year. The accompanying financial information reflects all adjustments which are, in the opinion of Management, of a normal, recurring nature and necessary for a fair statement of the results for the periods.

3.   Inventories are stated at the lower of LIFO cost or market.

4. Primary income per common share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the periods. Fully diluted income per share assumes the conversion of convertible debentures in 1995 and the resultant reduction in interest costs, net of tax.

5. On August 11, 1995, the Company redeemed all of its outstanding 7% Convertible Subordinated Debentures Due 2014, which had an original principal amount of $50 million. Of such principal amount, $35.5 million was redeemed for cash at a redemption price of 102.8% of principal, plus accrued and unpaid interest to the redemption date, or a total redemption payment of $36.5 million. The balance of the Debentures were converted in accordance with the terms thereof into Common Stock of Rexel at a conversion price of $9.57 per share, or a total of 1.5 million shares.

6. Certain prior year amounts have been reclassified to conform with the 1996 presentation.

REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors
Rexel, Inc.


We have reviewed the accompanying condensed consolidated balance sheet of Rexel, Inc. (the "Company") as of March 31, 1996, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1995, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year then ended (not presented herein), and in our report dated February 23, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



COOPERS & LYBRAND L.L.P.




Miami, Florida
April 16, 1996

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
- ---------------------

          Net income for the first quarter ended March 31, 1996 increased 32.8% to $5.6 million from $4.2 million in the first quarter of 1995. While sales were down 5.0% (down 3.8% on same branch sales) to $264.8 million for the first quarter of 1996 compared to very strong sales of $278.8 million in the first quarter of 1995, improvement in gross margin and reductions in operating and interest expenses resulted in an increase in operating profit and net income of 15.4% and 32.8%, respectively. Earnings per share increased 22.2% to $.22 per share in 1996 from $.18 per share in 1995.

          The following table sets forth the percentages which certain income and expense items bear to net sales:


                                                         Three Months Ended
                                                             March 31,
                                                        --------------------
                                                         1996          1995
                                                        -----         -----
           Net Sales                                    100.0%       100.0%
                                                        =====        =====
           Gross Margin                                  21.2%        19.8%
           Selling and Administrative Expenses           17.0         16.3
                                                        -----        -----
           Operating Profit                               4.2          3.5
           Interest Expense                                .4           .9
           Other Income                                   -             .1
                                                        -----        -----
           Income Before Taxes                            3.8%         2.7%
                                                        =====        =====

          The decrease in sales in the first quarter of 1996 is the result of the continuation of a general slowdown in construction activity that began during the third quarter of 1995 relative to a very strong first quarter of 1995. No branches were opened or closed during the first quarter of 1996.

          Gross margin increased $0.9 million to $56.3 million, or 1.7% over the same period in 1995, despite lower sales. As a percentage of sales, gross profit improved to 21.2% from 19.8% in the first quarter of 1995. The improvement in the gross profit percentage of 1.4 percentage points can be analyzed as follows:


                                                    Percentage
                                                 Increase/Decrease
                                                 -----------------
           Trading margin improvement                 1.2%
           Effect of LIFO                             0.2
                                                      ----
                                                      1.4%
                                                      ====

          The trading margin improvement reflects gross profit improvement initiatives implemented during 1995, which focused on developing improved pricing capabilities and control over price change authority within our branches. This improvement was tempered by a lower gross profit percentage for the Company's utility division's sales. There was no LIFO provision in the first quarter of 1996 compared to $0.6 million in the first quarter of 1995. The mix of stock sales (sales from inventory) and direct sales (sales shipped directly to the customer from the vendor) was the same for both periods.

          Selling and administrative expenses decreased $0.6 million to $45.0 million, or 1.2% compared to the same period of the prior year. As a percentage of sales, selling and administrative expenses were 17.0% in the first quarter of 1996 compared to 16.3% in the first quarter of 1995, principally due to the reduced level of sales. As a percentage of gross profit, selling and administrative expenses improved to 80.0% in the first quarter of 1996 from 82.4% in the first quarter of 1995. The average number of employees was 2,661 in the first quarter of 1996 compared to 2,744 in the first quarter of 1995, or a decrease of 3.0%.

          Interest expense decreased $1.1 million in the first quarter of 1996 compared to the first quarter of 1995, reflecting the payment of debt, particularly the redemption of the 7% Convertible Debentures in August 1995 and installment payments on the Senior Notes in March 1996 and 1995.

Liquidity and Capital Resources
- -------------------------------

          Total  assets  at  March  31,  1996  decreased  $5.4  million or 1.4%
compared to year-end 1995. Cash decreased $5.9 million to $4.1 million at March 31, 1996 compared to $10.0 million at December 31, 1995 because $6.4 million of cash was used in operating activities in the first quarter of 1996, driven mainly by the payment of year-end 1995 compensation and bonuses. Accounts and notes receivable increased $3.8 million to $142.4 million at March 31, 1996 compared to $138.6 million at December 31, 1995 with the number of days sales represented by accounts receivable increasing to 48 days from 46 days at December 31, 1995. Inventory decreased $2.1 million to $100.1 million at March 31, 1996 compared to $102.2 million at December 31, 1995 with inventory days decreasing to 74 days from 78 days at December 31, 1995.

          Total liabilities at March 31, 1996 decreased $11.0 million or 5.2% compared to year-end 1995. At March 31, 1996, the Company had $55.2 million of indebtedness for borrowed money compared to $53.0 million at December 31, 1995. The increase in debt from December 31, 1995 to March 31, 1996 reflects the cash used in operating activities of $6.4 million and capital expenditures of $1.6 million, net of the use of existing cash balances.

          The Company's debt to equity ratio (defined as the ratio of debt including capital lease obligations to total stockholders' equity) was 0.3 to 1 at both March 31, 1996 and December 31, 1995. The current ratio was 1.6 at the end of both periods.

          During the first quarter of 1996, the Company repurchased 1,600 shares of its outstanding Common Stock in open market transactions.

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



                                        REXEL, INC.



Date:  May 14, 1996                     By: /s/ Allan Gonopolsky
                                           ------------------------
                                           Allan Gonopolsky
                                           Vice President and
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