Form 10-Q
period 1996-06-30
REXEL INC
filed 1996-08-12
CIK 107203

FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 1996

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No ___

         Indicate number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          Date                      Class                   Shares Outstanding
          ----                      -----                   ------------------

       August 2, 1996            Common Stock                  25,664,790
       --------------            ------------                  ----------

                                   REXEL, INC.

                                      INDEX

                                                                           Page
                                                                          Number

Part I  -  Financial Information

           Condensed Consolidated Balance Sheets (Unaudited)
             at June 30, 1996 and December 31, 1995.......................... 1

           Condensed Consolidated Statements of Income
             (Unaudited) for the Six and Three Months Ended June 30, 1996
             and 1995.........................................................2

           Condensed Consolidated Statements of Cash Flows
             (Unaudited) for the Six Months Ended June 30, 1996
             and 1995.........................................................3

           Notes to Unaudited Condensed Consolidated
             Financial Statements.............................................4

           Report of Independent Accountants..................................5

           Management's Discussion and Analysis of Financial
             Condition and Results of Operations..............................6

Part II  - Other Information..................................................9

                                   REXEL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (000's omitted, except for share amounts)

                                                                      June 30,      Dec. 31,
                                                                        1996          1995
                                                                      --------      --------
                                                                            (UNAUDITED)

ASSETS
Current Assets
         Cash                                                         $  13,033    $  10,013
         Accounts and Notes Receivable - Net                            149,601      138,604
         Inventories                                                    103,496      102,239
         Prepaid Expenses and Other Current Assets                        7,657        8,344
         Income Taxes Receivable                                             68            0
         Deferred Income Taxes                                            3,868        3,849
                                                                      ---------    ---------
                  Total Current Assets                                  277,723      263,049
Investments and Noncurrent Receivables                                      905        1,069
Fixed Assets - Net                                                       48,962       49,453
Other Assets                                                              2,282        2,135
Deferred Income Taxes                                                     1,127          834
Goodwill - Net                                                           58,132       58,953
                                                                      ---------    ---------
                                                                      $ 389,131    $ 375,493
                                                                      =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
         Short-Term Debt                                              $  15,000    $   8,050
         Current Portion of Long-Term Debt                                7,761        7,757
         Accounts and Notes Payable - Trade and Other Liabilities       151,508      147,031
         Income Taxes Payable                                                 0        3,725
         Deferred Income Taxes                                                4            0
                                                                      ---------    ---------
                  Total Current Liabilities                             174,273      166,563
Long-Term Debt                                                           29,859       37,219
Other Long-Term Liabilities                                               3,044        3,363
Deferred Income Taxes                                                     2,393        2,029

Stockholders' Equity
         Preferred Stock (Authorized 2,000,000 Shares, None Issued)           0            0
         Common Stock (26,270,933 and 26,258,133 Shares Issued)          26,271       26,258
         Capital Surplus                                                 94,278       94,206
         Retained Earnings                                               63,757       50,580
         Treasury Stock, at Cost (610,743 and 609,143 Shares)            (4,744)      (4,725)
                                                                      ---------    ---------
                                                                        179,562      166,319
                                                                      ---------    ---------
                                                                      $ 389,131    $ 375,493
                                                                      =========    =========

               See accompanying report of independent accountants
                  and notes to unaudited condensed consolidated
                              financial statements.

                                   REXEL, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (000's omitted, except for per share amounts)

                                                         SIX MONTHS ENDED      THREE MONTHS ENDED
                                                              JUNE 30               JUNE 30
                                                        -------------------   --------------------
                                                          1996       1995       1996       1995
                                                        -------    --------   --------   ---------
                                                            (UNAUDITED)           (UNAUDITED)
                                                        -------------------   --------------------

Net Sales                                               $556,648   $567,514   $291,891   $288,686
Cost Of Goods Sold                                       439,323    455,420    230,826    231,908
                                                        --------   --------   --------   --------
         Gross Profit                                    117,325    112,094     61,065     56,778
Selling and Administrative Expenses                       91,494     91,376     46,483     45,812
                                                        --------   --------   --------   --------
         Operating Profit                                 25,831     20,718     14,582     10,966
                                                        --------   --------   --------   --------
Interest Expense                                           2,543      4,812      1,251      2,402
                                                        --------   --------   --------   --------
Other Income - Net                                           242        474        165        263
                                                        --------   --------   --------   --------
Income Before Income Taxes                                23,530     16,380     13,496      8,827
Provision For Income Taxes                                10,353      7,208      5,938      3,885
                                                        --------   --------   --------   --------
Net Income                                              $ 13,177   $  9,172   $  7,558   $  4,942
                                                        ========   ========   ========   ========

Income Per Common Share
    Primary                                             $   0.51   $   0.38   $   0.29   $   0.20
                                                        ========   ========   ========   ========
    Fully Diluted                                       $   0.51   $   0.34   $   0.29   $   0.18
                                                        ========   ========   ========   ========
Average Number of Common and Common Equivalent Shares
     Primary                                              26,000     24,250     25,923     24,348
                                                        ========   ========   ========   ========
     Fully Diluted                                        26,000     29,475     25,923     29,572
                                                        ========   ========   ========   ========
Dividends Per Common Share                              $   0.00   $   0.00   $   0.00   $   0.00
                                                        ========   ========   ========   ========


          See accompanying report of independent accountants and notes to unaudited condensed consolidated financial statements.

                                   REXEL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000's omitted)


                                                           SIX MONTHS ENDED
                                                                JUNE 30,
                                                         ----------------------
                                                            1996         1995
                                                         ----------   ---------
                                                               (UNAUDITED)

Net Cash Provided By Operating Activities                 $  6,399    $ 18,073
                                                          --------    --------
Cash Flows From Investing Activities:
      Capital Expenditures                                  (2,584)     (1,841)
      Other Investing Activities                              (137)         78
                                                          --------    --------

         Net Cash Used In Investing Activities              (2,721)     (1,763)
                                                          --------    --------
Cash Flows From Financing Activities:

      Net Borrowings under Line of Credit Arrangements       6,950           0
      Acquisition of Treasury Shares                           (19)          0
      Proceeds From Exercise of Stock Options                   85           0
      Other Debt Payments and Sundry Financing Activities   (7,674)    (24,863)
                                                          --------    --------

         Net Cash Used In Financing Activities                (658)    (24,863)
                                                          --------    --------
Net Increase (Decrease) In Cash                              3,020      (8,553)
Cash and Cash Equivalents at Beginning of Period            10,013      23,843
                                                          --------    --------
Cash and Cash Equivalents at End of Period                $ 13,033    $ 15,290
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

REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors
Rexel, Inc.


We have reviewed the accompanying condensed consolidated balance sheet of Rexel, Inc. (the "Company") as of June 30, 1996, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 1996 and 1995 and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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




Miami, Florida
August 7, 1996

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
- ---------------------

         Net income for the second quarter ended June 30, 1996 increased 52.9% to $7.6 million from $4.9 million in 1995. Net income for the six months ended June 30, 1996 increased 43.7% to $13.2 million from $9.2 million in 1995.

         Sales were up 1.1% (up 1.4% on same branch sales) to $291.9 million for the second quarter ended June 30, 1996 compared to second quarter 1995 sales of $288.7 million and up 10.3% compared to the first quarter 1996. For the six months ended June 30, 1996, sales were down 1.9% (down 1.2% on same branch sales) to $556.6 million from $567.5 million for 1995.

         Improvement in gross margins and reductions in operating and interest expenses resulted in an increase in operating profit and net income of 33.0% and 52.9%, respectively, in the second quarter of 1996 compared to the second quarter of 1995 and 24.7% and 43.7%, respectively, for the six months ended June 30, 1996 compared to the same period of the prior year.

         Primary earnings per share for the second quarter increased 45.0% to $.29 per share in 1996 from $.20 per share in 1995, and for the six months primary earnings per share increased 34.2% to $.51 per share in 1996 from $.38 per share in 1995.

         The following table sets forth the percentages which certain income and expense items bear to net sales:

                                               Three Months Ended            Six Months Ended
                                                     June 30,                    June 30,
                                              ---------------------        -------------------
                                               1996           1995          1996         1995
                                              ------         ------        ------       ------

Net Sales                                     100.0%         100.0%        100.0%       100.0%
                                              =====          =====         =====        =====

Gross Margin                                   20.9%          19.7%         21.1%        19.8%
Selling and Administrative Expenses            15.9           15.9          16.4         16.1
                                              -----          -----         -----        -----
Operating Profit                                5.0            3.8           4.7          3.7
Interest Expense                                 .4             .8            .5           .9
Other Income                                    -               .1            -            .1
                                              -----          -----         -----        -----
Income Before Taxes                             4.6%           3.1%          4.2%         2.9%
                                              =====          =====         =====        =====

         The decrease in sales of 1.9% (1.2% on same branch sales) for the six months ended June 30, 1996 compared to the same period of the prior year reflects a general slowdown in commercial construction activity that began towards the end of the second quarter of 1995 relative to a very strong first quarter of 1995. As noted above, however, sales for the second quarter of 1996 were up 1.1% (1.4% on same branch sales) compared to the same period of the prior year and up 10.3% compared to the first quarter of 1996. The improvement in sales in the second quarter of 1996, compared to the first quarter of 1996, occurred principally in the southeastern, central and western U.S. markets of the Company as a result of improvement in direct sales associated with construction projects. Second quarter 1996 results also include $0.8 million of sales from acquisitions and branch openings in 1996. There were no branch openings or acquisitions in the first quarter of 1996 and no branch closures during the first six months of 1996.

         For the second quarter of 1996, gross margins increased $4.3 million to $61.1 million, or 7.6% over the same period in 1995. For the six months ended June 30, 1996, gross margin increased $5.2 million to $117.3 million, or 4.7% over the same period in 1995, despite lower sales. As a percentage of sales, gross profit improved to 20.9% in the second quarter of 1996 from 19.7% in the second quarter of 1995. For the six months ended June 30, 1996, the improvement was to 21.1% from 19.8% for the same period of 1995. The improvement in the gross profit percentage points can be analyzed as follows:

                                         Three Months Ended    Six Months Ended
                                           June 30, 1996         June 30, 1996
                                         ------------------    ----------------

          Trading margin improvement            1.0%                 0.9%
          Effect of LIFO                        0.2                  0.4
                                               ----                 ----
                                                1.2%                 1.3%
                                               ====                 ====

         The trading margin improvement reflects gross profit improvement initiatives implemented during 1995, which focused on developing improved pricing capabilities and control over price change authority within our branches. This improvement was tempered by a lower gross profit percentage for the Company's utility division's sales. Utility companies have been consolidating their purchasing and reducing the number of their electrical suppliers, thereby putting pressure on sales prices. Gross profit was favorably impacted by a $0.1 million decrease in LIFO inventory reserves for both the quarter and six months ended June 30, 1996 compared to increases of $0.8 million and $1.4 million, respectively, for the comparable periods of 1995 resulting primarily from the deflation in copper prices in 1996. The mix of stock sales (sales from inventory) and direct sales (sales shipped directly to the customer from the vendor) for the quarter and six months ended June 30, 1996 was the same for the comparable periods of 1995. In an effort to drive sales and because of pressure on copper related sales due to declining copper prices, the gross margin for the second quarter of 1996 was lower than the first quarter of 1996.

         For the quarter ended June 30, 1996, selling and administrative expenses increased $0.7 million to $46.4 million, or 1.5% compared to the same period of the prior year. For the six months ended June 30, 1996, selling and administrative expenses increased $0.1 million to $91.5 million compared to the same period of the prior year. As a percentage of sales, selling and administrative expenses were 15.9% and 16.4%, respectively, for the quarter and six months ended June 30, 1996, as compared to 15.9% and 16.1%, respectively, for the quarter and six months ended June 30, 1995, with all variances principally due to the level of sales in the respective periods. As a percentage of gross profit, selling and administrative expenses improved to 76.1% in the second quarter of 1996 from 80.7% in the second quarter of 1995. For the six months ended June 30, 1996, the improvement was to 78.0% from 81.5% for the comparable period in 1995. The average number of employees was 2,649 in the second quarter of 1996 compared to 2,661 in the first quarter of 1996 and compared to 2,680 in the second quarter of 1995.

         Interest expense decreased by $1.2 million and $2.3 million, respectively, for the quarter and six months ended June 30, 1996 compared to the same periods of the prior year, reflecting the payment of debt, particularly the redemption of the 7% Convertible Subordinated Debentures in August 1995 and installment payments on the Senior Notes in March 1996 and 1995.

Liquidity and Capital Resources
- -------------------------------

         Total assets at June 30, 1996 increased $13.6 million or 3.6% compared to year-end 1995. Cash increased $3.0 million to $13.0 million at June 30, 1996 compared to $10.0 million at December 31, 1995. The net cash provided by operating activities of $6.4 million reflects an increase in trade working capital of approximately $7.2 million. Accounts and notes receivable increased $11.0 million to $149.6 million at June 30, 1996 compared to $138.6 million at December 31, 1995 with the number of days sales represented by accounts receivable at 46 days at both June 30, 1996 and December 31, 1995. Inventory increased $1.3 million to $103.5 million at June 30, 1996 compared to $102.2 million at December 31, 1995 with inventory days decreasing to 70 days from 78 days at December 31, 1995.

         Total liabilities at June 30, 1996 increased $0.4 million compared to year-end 1995. At June 30, 1996, the Company had $52.6 million of indebtedness for borrowed money compared to $53.0 million at December 31, 1995. Capital expenditures were $2.6 million during the first half of 1996.

         The Company's debt to equity ratio (defined as the ratio of debt including capital lease obligations to total stockholders' equity) was 0.3 to 1 at both June 30, 1996 and December 31, 1995. The current ratio was 1.6 at the end of both periods.

         During the first quarter of 1996, the Company repurchased 1,600 shares of its outstanding Common Stock in open market transactions.

         On August 7, 1996, the Company completed its acquisition of Utility Products Supply of Denver, Colorado for cash of $5.0 million. Utility Products Supply is a distributor of electrical products to the utility industry with sales of $29.0 million for its year ended May 31, 1996.

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

                           PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its annual meeting of stockholders on May 17, 1996. At the meeting, the following persons were elected as directors of the Company by the votes indicated below:

     Name                   For                             Authority Withheld
     ----                   ---                             ------------------

R. Gary Gentles          22,363,637                               29,916

Gerald E. Morris         22,362,337                               31,216

Serge Weinberg           22,364,537                               29,016

In addition,  the terms as directors of the Company of Frederic de Castro,  John
B. Fraser, Austin List, Eric Lomas, Nicolas Sokolow and Alain Viry continued after the meeting.


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



                                            REXEL, INC.



Date:  August 12, 1996                      By:/s/ Allan Gonopolsky
                                               --------------------
                                               Allan Gonopolsky
                                               Vice President and
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