Form 10-Q
period 1996-09-30
REXEL INC
filed 1996-11-13
CIK 107203

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 1996

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
Yes [X]      No ___

          Indicate number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


        Date                    Class                   Shares Outstanding
        ----                    -----                   ------------------
   October 9, 1996           Common Stock                   25,675,090
   ---------------           ------------                   ----------

                                   REXEL, INC.

                                      INDEX
                                      -----
                                                                    Page Number
                                                                    -----------

Part I  -  Financial Information

           Condensed Consolidated Balance Sheets (Unaudited)
             at September 30, 1996 and December 31, 1995.................1

           Condensed Consolidated Statements of Income
             (Unaudited) for the Nine and Three Months Ended
             September 30, 1996 and 1995.................................2

           Condensed Consolidated Statements of Cash Flows
             (Unaudited) for the Nine Months Ended September 30, 1996
             and 1995....................................................3

           Notes to Unaudited Condensed Consolidated
             Financial Statements........................................4

           Report of Independent Accountants.............................5

           Management's Discussion and Analysis of Financial
             Condition and Results of Operations.........................6

Part II  -    Other Information.........................................10

                                   REXEL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (000's omitted, except for share amounts)

                                                                      Sept. 30,    Dec. 31,
                                                                        1996         1995
                                                                      ---------    ---------
                                                                            (UNAUDITED)
ASSETS
------
Current Assets
         Cash                                                         $  11,854    $  10,013
         Accounts and Notes Receivable - Net                            158,037      138,604
         Inventories                                                     98,524      102,239
         Prepaid Expenses and Other Current Assets                        9,637        8,344
         Income Taxes Receivable                                            527            0
         Deferred Income Taxes                                            3,878        3,849
                                                                      ---------    ---------
                  Total Current Assets                                  282,457      263,049
Investments and Noncurrent Receivables                                      872        1,069
Fixed Assets - Net                                                       48,462       49,453
Other Assets                                                              2,789        2,135
Deferred Income Taxes                                                     1,289          834
Goodwill - Net                                                           60,812       58,953
                                                                      ---------    ---------
                                                                      $ 396,681    $ 375,493
                                                                      =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities
         Short-Term Debt                                              $  10,950    $   8,050
         Current Portion of Long-Term Debt                                7,719        7,757
         Accounts Payable - Trade and Other Liabilities                 154,849      147,031
         Income Taxes Payable                                                 0        3,725
         Deferred Income Taxes                                                6            0
                                                                      ---------    ---------
                  Total Current Liabilities                             173,524      166,563
Long-Term Debt                                                           29,716       37,219
Other Long-Term Liabilities                                               3,660        3,363
Deferred Income Taxes                                                     2,594        2,029

Stockholders' Equity
         Preferred Stock (Authorized 2,000,000 Shares, None Issued)           0            0
         Common Stock (26,285,833 and 26,258,133 Shares Issued)          26,286       26,258
         Capital Surplus                                                 94,365       94,206
         Retained Earnings                                               71,279       50,580
         Treasury Stock, at Cost (610,743 and 609,143 Shares)            (4,743)      (4,725)
                                                                      ---------    ---------
                                                                        187,187      166,319
                                                                      ---------    ---------
                                                                      $ 396,681    $ 375,493
                                                                      =========    =========

          See accompanying report of independent accountants and notes to unaudited condensed consolidated financial statements.

                                   REXEL, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (000's omitted, except for per share amounts)

                                                                     NINE MONTHS ENDED              THREE MONTHS ENDED
                                                                       SEPTEMBER 30                    SEPTEMBER 30
                                                                  -------------------------------------------------------
                                                                    1996          1995             1996            1995
                                                                  --------      ---------        --------       ---------
                                                                        (UNAUDITED)                    (UNAUDITED)
                                                                  -----------------------        ------------------------

Net Sales                                                         $854,023      $ 849,777        $297,375       $ 282,263
Cost Of Goods Sold                                                 675,829        680,386         236,506         224,966
                                                                  --------      ---------        --------       ---------
   Gross Profit                                                    178,194        169,391          60,869          57,297
Selling and Administrative Expenses                                138,251        136,947          46,757          45,571
                                                                  --------      ---------        --------       ---------
   Operating Profit                                                 39,943         32,444          14,112          11,726
                                                                  --------      ---------        --------       ---------
Interest Expense                                                     3,679          6,310           1,136           1,498
                                                                  --------      ---------        --------       ---------
Other Income (Expense) - Net                                           259            435              17             (39)
                                                                  --------      ---------        --------       ---------
Income From Operations Before Income Taxes                          36,523         26,569          12,993          10,189
Provision For Income Taxes                                          15,824         11,690           5,471           4,482
                                                                  --------      ---------        --------       ---------
Income Before Extraordinary Charge                                  20,699         14,879           7,522           5,707
Extraordinary Charge, Net of Income Tax                                  0          1,542               0           1,542
                                                                  --------      ---------        --------       ---------
Net Income                                                        $ 20,699       $ 13,337         $ 7,522         $ 4,165
                                                                  ========      =========        =========      =========
Income Per Common Share
    Primary
       Income Before Extraordinary Charge                            $0.80          $0.61            $0.29          $0.23
       Extraordinary Charge                                           0.00          (0.06)            0.00          (0.06)
                                                                  --------      ---------        --------       ---------
           Net Income                                                $0.80          $0.55            $0.29          $0.17
                                                                  ========      =========        =========      =========

    Fully Diluted
       Income Before Extraordinary Charge                            $0.80          $0.56            $0.29          $0.22
       Extraordinary Charge                                           0.00          (0.06)            0.00          (0.06)
                                                                  --------      ---------        --------       ---------
           Net Income                                                $0.80          $0.50            $0.29          $0.16
                                                                  ========      =========        =========      =========
Average Number of Common and Common Equivalent
     Shares Primary                                                 25,986         24,567           25,958         25,200
                                                                  ========      =========        =========      =========
     Fully Diluted                                                  25,986         28,921           25,958         27,812
                                                                  ========      =========        =========      =========


          See accompanying report of independent accountants and notes to unaudited condensed consolidated financial statements.

                                   REXEL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000's omitted)

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                                 ------------------
                                                                  1996        1995
                                                                 ------      ------
                                                                      (UNAUDITED)

Net Cash Provided By Operating Activities                      $ 15,926    $ 29,832
                                                               --------    --------
Cash Flows From Investing Activities:
      Capital Expenditures                                       (3,418)     (2,553)
      Cost of Acquisitions                                       (5,218)         --
      Proceeds From Sale of Noncurrent Assets                        --       4,050
      Other Investing Activities                                    123         298
                                                               --------    --------
         Net Cash (Used In) Provided By Investing Activities     (8,513)      1,795
                                                               --------    --------
Cash Flows From Financing Activities:
      Net Borrowings under Line of Credit Arrangements            2,900      12,900
      Acquisition of Treasury Shares                                (18)          0
      Proceeds From Exercise of Stock Options                       187           0
      Redemption of Convertible Debentures                           --     (36,780)
      Other Debt Payments and Financing Activities               (8,641)    (25,362)
                                                               --------    --------
         Net Cash Used In Financing Activities                   (5,572)    (49,242)
                                                               --------    --------

Net Increase (Decrease) In Cash                                   1,841     (17,615)
Cash and Cash Equivalents at Beginning of Period                 10,013      23,843
                                                               --------    --------
Cash and Cash Equivalents at End of Period                     $ 11,854    $  6,228
                                                               ========    ========


          See accompanying report of independent accountants and notes to unaudited condensed consolidated financial statements.

                                   REXEL, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying financial information should be read in conjunction with the consolidated financial statements, including the notes thereto, for the year ended December 31, 1995. The condensed consolidated balance sheet as of December 31, 1995 has been summarized from the Company's audited consolidated balance sheet as of that date but does not include all disclosures required by generally accepted accounting principles.

2. Results for interim periods are not necessarily indicative of the results to be expected for the year. The accompanying financial information reflects all adjustments which are, in the opinion of Management, of a normal, recurring nature and necessary for a fair presentation of the results for the periods.

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

6. On August 7, 1996, the Company acquired Utility Products Supply of Denver, Colorado, a distributor of electrical products to the utility industries with locations in Colorado, Arizona, California and Kansas, for cash of $5.0 million. The acquisition has been recorded as a purchase and the excess of the total purchase price over the fair value of the net assets acquired ($3.1 million) is being amortized over 40 years. Utility Products Supply's results of operations are included in the Company's financial statements from the date of acquisition. Pro forma data for this acquisition has been omitted as such information would not be materially different from historical results.

7. Certain prior year amounts have been reclassified to conform with the 1996 presentation.

REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors
Rexel, Inc.


We have reviewed the accompanying condensed consolidated balance sheet of Rexel, Inc. (the "Company") as of September 30, 1996, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 1996 and 1995 and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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




Miami, Florida
October 16, 1996

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Results of Operations
---------------------

Primary earnings per share before extraordinary charge for the third quarter of 1996 increased 26.1% to $.29 per share from $.23 per share in 1995, and for the nine months primary earnings per share before extraordinary charge increased 31.1% to $.80 per share in 1996 from $.61 per share in 1995. In the third quarter of 1995, the Company reported an extraordinary charge to earnings of approximately $2.5 million ($1.5 million after tax or $.06 per share) in connection with the redemption of its then outstanding 7% Convertible Subordinated Debentures Due 2014.

Sales for the third quarter ended September 30, 1996 were up 5.4% (3.1% on same branch sales) to $297.4 million compared to third quarter 1995 sales of $282.3 million. For the nine months ended September 30, 1996, sales were up 0.5% (0.2% on same branch sales) to $854.0 million from $849.8 million for 1995.

Improvement in sales and gross margins resulted in an increase in operating profit of 20.4% in the third quarter of 1996 compared to the third quarter of 1995 and 23.1% for the nine months ended September 30, 1996 compared to the same period of the prior year.

Income before extraordinary charge for the third quarter ended September 30, 1996 increased 31.8% to $7.5 million from $5.7 million in 1995. Income before extraordinary charge for the nine months ended September 30, 1996 increased 39.1% to $20.7 million from $14.9 million in 1995.

The following table sets forth the percentage which certain income and expense items bear to net sales:


                                         Three Months Ended   Nine Months Ended
                                           September 30,        September 30,
                                          ---------------      --------------
                                           1996     1995        1996     1995
                                          -----    ------      -----    -----

Net Sales                                 100.0%   100.0%      100.0%   100.0%
                                          =====    =====       =====    =====
Gross Margin                               20.5%    20.3%       20.9%    19.9%
Selling and Administrative Expenses        15.7     16.1        16.2     16.1
                                          -----    ------      -----    -----
Operating Profit                            4.8      4.2         4.7      3.8
Interest Expense                             .4       .5          .4       .7
Other Income                                 --       .1          --       --
                                          -----    ------      -----    -----
Income Before Taxes                         4.4%     3.6%        4.3%     3.1%
                                          =====    =====       =====    =====


As noted above, sales for the nine months ended September 30, 1996 were up 0.5% (0.2% on some branch sales) compared to the same period of the prior year, but for the third quarter of 1996, sales were up 5.4% (3.1% on same branch sales) reflecting the improving sales trend that began in the second quarter of 1996. On a same branch basis, all divisions of the Company reported sales increases in the third quarter of 1996 compared to the third quarter of 1995 except for the Company's midwest operations. This growth is attributable to strengthening in the construction markets served by the Company in the central and western parts of the country, which began in the second quarter of 1996. The decrease in the Midwest reflects a softening of the Company's sales to the automotive industry market. The acquisition of Utility Products Supply of Denver, Colorado in August 1996 added $5.1 million in sales in the third quarter. The Company opened three new branches in the 1996 quarter bringing to seven the total number of branches opened in 1996. Finally, the Company estimates that deflation in copper prices had the effect of reducing 1996 nine month sales by approximately $6.3 million.

For the third quarter of 1996, gross margins increased $3.6 million to $60.9 million or 6.2% over the same period in 1995. For the nine months ended September 30, 1996, gross margin increased $8.8 million to $178.2 million, or 5.2% over the same period in 1995. As a percentage of sales, gross profit improved to 20.5% in the third quarter of 1996 from 20.3% in the third quarter of 1995. For the nine months ended September 30, 1996, the improvement was to 20.9% from 19.9% for the same period of 1995. The improvement in the gross profit percentage points can be analyzed as follows:


                                 Three Months Ended          Nine Months Ended
                                 September 30, 1996          September 30, 1996
                                 ------------------          ------------------
            Trading Margin            (0.1%)                       0.6%
            Effect of LIFO             0.3                         0.4
                                       ----                        ----
                                       0.2%                        1.0%
                                       ====                        ====


The trading margin reflects gross profit improvement initiatives implemented during 1995, which focused on developing improved pricing capabilities and control over price change authority within our branches. This improvement was offset by a lower gross profit percentage for the Company's utility division's sales. Utility companies have been consolidating their purchasing and reducing the number of their electrical suppliers, which has impacted sales favorably but has put gross margins under pressure. Gross profit was favorably impacted by decreases in LIFO inventory reserves of $0.1 million and $0.2 million, respectively, for the quarter and nine months ended September 30, 1996 compared to increases of $0.8 million and $2.2 million, respectively, for the comparable periods of 1995, resulting primarily from the deflation in copper prices in 1996. The mix of stock sales (sales from inventory) and direct sales (sales shipped directly to the customer from the vendor) for the quarter and nine months ended September 30, 1996 was the same for the comparable periods of 1995. Although margin percentages show an improvement over the comparable period of the prior year, they have been trending slightly downward in the second and third quarters of 1996 as a result of the Company's effort to drive sales and because of pressure on copper related sales due to declining copper prices.

For the quarter ended September 30, 1996, selling and administrative expenses increased $1.2 million to $46.8 million, or 2.6%, compared to the same period of the prior year. For the nine months ended September 30, 1996, selling and administrative expenses increased $1.3 million to $138.3 million compared to the same period of the prior year. As a percentage of sales, selling and administrative expenses were 15.7% and 16.2%, respectively, for the quarter and nine months ended September 30, 1996, as compared to 16.1% for the quarter and nine months ended September 30, 1995, with all variances principally due to the level of sales in the respective periods. As a percentage of gross profit, selling and administrative expenses improved to 76.8% in the third quarter of 1996 from 79.5% in the third quarter of 1995. For the nine months ended September 30, 1996, the improvement was to 77.6% from 80.8% for the comparable period in 1995, from 52.2% in the third quarter of 1995.

Labor as a percentage of gross profit improved to 51.9% in the third quarter of 1995. For the nine months, the improvement was to 52.0% from 52.3%. Average headcount for the quarter was up 1.9% over the third quarter of 1995 due to increases in the Company's outside sales force and partly due to the Utility Products acquisition.

Interest expense decreased by $0.4 million and $2.6 million, respectively, for the quarter and nine months ended September 30, 1996 compared to the same periods of the prior year, reflecting the payment of debt, particularly the redemption of the 7% Convertible Subordinated Debentures in August 1995 and installment payments on the Senior Notes.

Liquidity and Capital Resources
-------------------------------

Total assets at September 30, 1996 increased $21.2 million or 5.6% compared to year-end 1995. Cash increased $1.9 million to $11.9 million at September 30, 1996 compared to $10.0 million at December 31, 1995. The net cash provided by operating activities of $15.9 million reflects an increase in trade working capital of approximately $7.9 million. Accounts and notes receivable increased $19.4 million to $158.0 million at September 30, 1996 compared to $138.6 million at December 31, 1995 with the number of days sales represented by accounts receivable at 48 days at September 30, 1996 compared to 46 days at December 31,1995. Inventory decreased $3.7 million to $98.5 million at September 30, 1996 compared to $102.2 million at December 31, 1995 with inventory days decreasing to 65 days from 78 days at December 31, 1995.

Total liabilities at September 30, 1996 increased $0.3 million compared to year-end 1995. At September 30, 1996, the Company had $48.3 million of indebtedness for borrowed money compared to $53.0 million at December 31, 1995. Capital expenditures were $3.4 million during the first nine months of 1996.

The Company's debt to equity ratio (defined as the ratio of debt including capital lease obligations to total stockholders' equity) was 0.3 to 1 at both September 30, 1996 and December 31, 1995. The current ratio was 1.6 at the end of both periods.

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

On October 28, 1996, the Company reached an agreement in principle to acquire Cable & Connector Warehouse, Inc. of Dallas, Texas ("CCW") for an undisclosed amount of cash. The purchase is subject to certain conditions, including Rexel, Inc.'s completing its review of operations, the negotiation of a definitive purchase agreement and the termination of the Hart-Scott-Rodino waiting period. CCW is a distributor of electronic wire, cable, connectors and related apparatus for manufacturers of data and telecommunication products. CCW had sales of $39 million in its fiscal year ending June 30, 1996. CCW has 11 branches from the Mississippi River to the Pacific Coast with sales offices and stocking warehouses in New Orleans, Baton Rouge, Houston, Austin, Irving, Lenexa/Kansas City, Denver, Irvine, California, Freemont, California, Sacramento and Portland, Oregon.

The Company's working capital requirements are generally met by internally generated funds and short-term borrowings under the Company's credit agreement. Management believes sufficient cash resources will be available to support its long-term growth strategies through internally generated funds, credit arrangements and the ability of the Company to obtain additional financing. However, no assurance can be given that financing will continue to be available on terms attractive to the Company.

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

                27.1 Financial Data Schedule (Filed with EDGAR filing only)

         (b)  Reports on Form 8-k
              -------------------

              During the quarter ended September 30, 1996, the Company did not file any Current Reports on Form 8-K.


                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.



                                              REXEL, INC.



Date:  November 13, 1996                      By:/s/ Allan Gonopolsky
                                                 --------------------
                                                 Allan Gonopolsky
                                                 Vice President and
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
