Form 10-K
period 1996-12-31
REXEL INC
filed 1997-03-31
CIK 107203

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1996

                         COMMISSION FILE NUMBER 1-5731

                            ------------------------

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

                            ------------------------

          Securities registered pursuant to Section 12(b) of the Act:

                  TITLE OF EACH CLASS                            NAME OF EACH EXCHANGE ON WHICH REGISTERED
--------------------------------------------------------  --------------------------------------------------------
                   Common stock, par                                   New York Stock Exchange, Inc.
                   value $1 per share
                                                                  The Pacific Stock Exchange, Incorporated

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   / /

As of March 3, 1997: 25,733,290 shares of Common Stock were outstanding; and the aggregate market value of shares held by non-affiliates was $234,496,587 (For these purposes, a reported closing market price of $18.375 per share on March 3, 1997 has been used and "affiliates" have been arbitrarily determined to be Rexel, S.A., International Technical Distributors, Inc. (see Item 1 of this Report) and all directors and officers, although the Company does not acknowledge that any such entity or person is actually an "affiliate" within the meaning of the federal securities laws.)

Documents Incorporated By Reference: definitive proxy statement for 1997 Annual Meeting of Stockholders (Part III).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

    Rexel, Inc. (the "Company") is a New York corporation that was incorporated in 1866. Rexel, S. A., a French company listed on the Paris Stock Exchange, owns approximately 50.3% of the stock of the Company. In 1995, the Company changed its name from Willcox & Gibbs, Inc. to Rexel, Inc. Management believes that the Company is the fifth largest distributor of electrical parts and supplies in the United States and that Rexel, S. A., operating through its affiliated companies including that Company, is the largest electrical supplies distributor in the world, based on 1996 sales.

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

    On August 7, 1996, the Company acquired Utility Products Supply of Denver, Colorado ("UPS"), a distributor of electrical products to the utility industries with locations in Colorado, Arizona, California and Kansas, for cash and deferred payments totaling $5.6 million (including acquisition costs of $0.1 million). UPS operates as part of the Western Region.

    On November 12, 1996, the Company acquired Cable & Connector Warehouse, Inc. of Dallas, Texas ("CCW"), a distributor of electronic wire, cable, connectors and related apparatus to manufacturers of data and telecommunication products with locations in Louisiana, Texas, Colorado, California, Oregon and Kansas, for cash of $20.2 million (including $0.2 million of acquisition costs). CCW operates as an independent business unit and is not part of the Eastern or Western Regions.

    In 1995 and 1996, the Company has focused on integrating its operations, reducing costs and developing new sourcing and marketing programs.

ELECTRICAL DISTRIBUTION OPERATIONS

    The Company is engaged in the wholesale distribution of electrical parts and supplies, operating 190 electrical distribution locations in 20 states and the Bahamas. The Company manages its business through two principal regional organizations: the Eastern Region and the Western Region.

    The Eastern Region operates 97 distribution centers in 11 states, of which 45 are in Florida, 14 in Ohio, 10 in Mississippi, 8 in Alabama, 4 in Louisiana, 5 in Georgia, 3 in Delaware, 2 in Maryland, 2 in Tennessee, 2 in Oklahoma, 1 in Virginia and 1 in Freeport, Grand Bahamas.

    The Western Region operates 82 locations in 9 states, consisting of 37 in Texas, 13 in California, 9 in Louisiana, 8 in Arkansas, 6 in Oklahoma, 2 in Missouri, 3 in Arizona, 2 in Colorado and 1 in each of Kansas and New Mexico.

    CCW operates 11 distribution centers in 6 states, of which 3 are in California, 3 in Texas, 2 in Louisiana and 1 in each of Colorado, Kansas and Oregon.

    Each of the Company's electrical distribution locations serves an area with approximately a 50 mile radius and serves the needs of electrical contractors engaged in construction work on commercial and residential structures. The Company also provides materials to industrial customers for maintenance and repairs and for the manufacture of equipment. In addition, the Company has two divisions focused on specialty markets: the DataCom division, which distributes products used to interconnect voice, data and video systems, and the Cummins division, which distributes supplies to the utility industry. These two divisions generated approximately 11.6% of the Company's sales in 1996.

    In 1996, the Company served over 82,000 customers, with no single customer accounting for more than 2% of total annual sales. The Company's ten largest customers in 1996 represented less than 7% of sales. Management believes that approximately 51% of the Company's sales are from the construction-based electrical contractor market. The remainder are sold to industrial, governmental, municipal and utility company customers.

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

The products sold by the Company are purchased from over 4,300 manufacturers and other suppliers, the two largest of which accounted in the aggregate for approximately 15% of the Company's total purchases during 1996, with none of the remainder accounting for more than 4%.

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

EMPLOYEES

    As of December 31, 1996, the Company had a total of approximately 2,850 employees. Approximately 38 employees are covered by collective bargaining agreements. The Company has experienced no significant labor problems during recent years and considers that its employee relations are good.

ITEM 2. PROPERTIES

    The Company's executive offices are located in leased office space at 150 Alhambra Circle, Coral Gables, Florida. Of the Company's distribution centers, 43 are owned by subsidiaries of the Company and 147 are leased. These leases are classified as operating leases and expire in various years through 2005. The Company's distribution centers generally range from 4,000 to 105,000 square feet and include office and warehouse facilities.

    Twelve of the Company's distribution centers are leased from Robert Merson, a Senior Vice President of the Company and/or members of his or his wife's family, for terms extending through 2002. The Company believes that these leases are on terms at least as favorable as could have been obtained from an unaffiliated third party.

ITEM 3. LEGAL PROCEEDINGS

    There are no material pending legal proceedings as of the date of this Report to which the Company or any of its subsidiaries is a party or to which any of their property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    During the last quarter of the Company's fiscal year, no matters were submitted to a vote of the Company's security holders.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

NAME                                                       AGE                   TITLE AND PERIOD OF SERVICE
-----------------------------------------------------      ---      -----------------------------------------------------

Alain Viry...........................................          48   President and Chief Executive Officer (March 1994 to
                                                                    present).

Robert M. Merson.....................................          58   Senior Vice President (May 1994 to present); Vice
                                                                    President (November 1992 to May 1994)

Jon O. Fullerton.....................................          54   Vice President, General Counsel and Secretary (July
                                                                    1994 to present)

Steven M. Hitt.......................................          46   Vice President and Chief Financial Officer (July 1994
                                                                    to present)

Allan M. Gonopolsky..................................          52   Vice President and Corporate Controller (May 1991 to
                                                                    November 1992 and July 1994 to present); Vice
                                                                    President, Chief Financial Officer and Corporate
                                                                    Controller (November 1992 to July 1994); Corporate
                                                                    Controller (1978 to April 1991).

William J. Jett......................................          52   Vice President, Corporate Development (March 1996 to
                                                                    present).

Steven W. Barker.....................................          49   Vice President, Marketing and Communications (March
                                                                    1996 -present).

    The officers of the Company are elected annually by the Board of Directors.

    Mr. Viry also serves as a director of the Company. Effective April 12, 1997, Mr. Viry's resignation as an officer and director of the Company will become effective and Gilles Guinchard, 49, will become President, Chief Executive Officer and a director of the Company.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is listed on the New York Stock Exchange and the Pacific Stock Exchange. The following table sets forth the high and low per share sales prices for the Common Stock on the New York Stock Exchange as reported by the Dow Jones Historical Stock Quote Reporter Service for each quarter since December 31, 1994.

                                                                                                   HIGH        LOW
                                                                                                 ---------  ---------

1995:

  1st Quarter..................................................................................  $    7.38  $    5.75

  2nd Quarter..................................................................................       9.75       6.75

  3rd Quarter..................................................................................      10.88       9.38

  4th Quarter..................................................................................      14.88       9.88

1996:

  1st Quarter..................................................................................      14.25      11.50

  2nd Quarter..................................................................................      14.63      11.25

  3rd Quarter..................................................................................      15.88      13.63

  4th Quarter..................................................................................      15.88      13.13

1997:

  1st Quarter (through March 7, 1997)..........................................................      20.38      15.50

    At March 7, 1997, there were approximately 1,181 holders of record of Common Stock.

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

ITEM 6. SELECTED FINANCIAL DATA

    REXEL, INC. AND SUBSIDIARIES

    The following tables set forth certain consolidated financial data of the Company and its subsidiaries for the five fiscal years ended December 31, 1996, which has been derived from the Company's audited financial statements, and should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the Company appearing elsewhere in this Report on Form 10-K.

    The selected financial data of the Company for the years set forth below are not directly comparable due to acquisitions and dispositions during such periods, including the distribution of Worldtex on November 12, 1992, the sale of the Apparel Division on July 13, 1994, and the acquisitions of SES on November 12, 1992, Sacks on April 12, 1993, Summers on December 17, 1993, Utility Products Supply on August 7, 1996 and Cable & Connector Warehouse, Inc. on November 12, 1996.

                                                                     1996       1995       1994       1993       1992
                                                                   ---------  ---------  ---------  ---------  ---------
                                                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Net sales........................................................  $1,159,446 $1,120,688 $1,065,543 $ 521,519  $ 359,080
                                                                   ---------  ---------  ---------  ---------  ---------
                                                                   ---------  ---------  ---------  ---------  ---------
Income (loss) from continuing operations
  before income taxes............................................  $  51,124  $  37,679  $  16,528  $  11,928  $ (17,588)
Income tax provision (benefit)...................................     21,728     16,579      7,270      5,038     (5,186)
                                                                   ---------  ---------  ---------  ---------  ---------
Income (loss) from continuing operations.........................     29,396     21,100      9,258      6,890    (12,402)
Income (loss) from discontinued operations.......................     --         --           (327)     1,517      7,527
                                                                   ---------  ---------  ---------  ---------  ---------
Income (loss) before extraordinary charge and cumulative effect of accounting
  change.........................................................     29,396     21,100      8,931      8,407     (4,875)
Extraordinary charge(a)..........................................     --         (1,325)    --         --         --
Cumulative effect of accounting change(b)........................     --         --         --            660     --
                                                                   ---------  ---------  ---------  ---------  ---------
Net income (loss)................................................  $  29,396  $  19,775  $   8,931  $   9,067  $  (4,875)
                                                                   ---------  ---------  ---------  ---------  ---------
                                                                   ---------  ---------  ---------  ---------  ---------
Earnings per common share(c)
Primary:
  Income (loss) from continuing
    operations...................................................  $    1.13  $     .85  $     .39  $     .33  $    (.85)
  Income (loss) from discontinued
    operations...................................................     --         --           (.01)       .07        .52
                                                                   ---------  ---------  ---------  ---------  ---------
  Income (loss) before extraordinary charge and cumulative effect
    of accounting change.........................................       1.13        .85        .38        .40       (.33)
  Extraordinary charge(a)........................................     --           (.05)    --         --         --
  Cumulative effect of accounting
    change(b)....................................................     --         --         --            .03     --
                                                                   ---------  ---------  ---------  ---------  ---------
  Net income (loss)..............................................  $    1.13  $     .80  $     .38  $     .43  $    (.33)
                                                                   ---------  ---------  ---------  ---------  ---------
                                                                   ---------  ---------  ---------  ---------  ---------
Fully Diluted(c):
  Income (loss) from continuing
    operations...................................................             $     .79
  Extraordinary charge(a)........................................                  (.05)
                                                                              ---------
  Net Income.....................................................             $     .74
                                                                              ---------
                                                                              ---------
  Total assets...................................................  $ 428,938  $ 374,659  $ 414,487  $ 428,519  $ 285,309
                                                                   ---------  ---------  ---------  ---------  ---------
                                                                   ---------  ---------  ---------  ---------  ---------
  Long-term obligations..........................................  $  33,058  $  40,582  $  99,201  $ 129,503  $ 114,251
                                                                   ---------  ---------  ---------  ---------  ---------
                                                                   ---------  ---------  ---------  ---------  ---------
Cash dividends per common share..................................  $     -0-  $     -0-  $     -0-  $     -0-  $     -0-
                                                                   ---------  ---------  ---------  ---------  ---------
                                                                   ---------  ---------  ---------  ---------  ---------

------------------------------

(a) Loss on early extinguishment of debt.

(b) Cumulative effect of accounting change for income taxes in connection with SFAS No. 109, "Accounting for Income Taxes."

(c) Fully diluted amounts are equivalent to primary in 1996 and anti-dilutive in all years prior to 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    SIGNIFICANT TRANSACTIONS

    On November 12, 1992, pursuant to a purchase agreement dated April 22, 1992 among the Company and Rexel, S.A. and certain affiliates of Rexel, S.A. ("Rexel") the Company issued to Rexel 6,284,301 shares of the Company's common stock in exchange for all of the stock of an affiliated company and approximately $10 million in cash. In addition, pursuant to such purchase agreement, the Company declared a dividend consisting of one share of common stock of Worldtex, Inc., its subsidiary engaged in the manufacture of covered yarn, for each share of Company common stock outstanding on November 23, 1992.

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

    In April 1993, the Company acquired Sacks Electrical Supply Co. ("Sacks"), a distributor of electrical supplies and components with three locations in Ohio, for $13.6 million. On December 17, 1993, the Company acquired Summers Group, Inc. ("Summers"), an electrical parts distributor with locations principally in Texas, Oklahoma, Louisiana, Arkansas, Arizona, Colorado and California, for $90.95 million (including $0.7 million of acquisition costs).

    On August 7, 1996, the Company acquired Utility Products Supply of Denver, Colorado, a distributor of electrical products to the utility industries with locations in Colorado, Arizona, California and Kansas, for cash and deferred payments totaling $5.6 million (including acquisition costs of $0.1 million).

    On January 17, 1997, the Company acquired the assets of Southland Electrical Supply, a distributor of electrical parts and supplies with eight locations in Kentucky for a cash purchase price of approximately $25.0 million.

    On November 12, 1996, the Company acquired Cable & Connector Warehouse, Inc. of Dallas, Texas, a distributor of electronic wire, cable, connectors and related apparatus to manufacturers of data and telecommunication products with locations in Louisiana, Texas, Colorado, California, Oregon and Kansas, for cash of $20.2 million (including $0.2 million of acquisition costs) plus contingent consideration of up to $4.0 million based upon achieving certain operating results in 1997.

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

    RESULTS OF CONTINUING OPERATIONS

    The following tables set forth the operating results from continuing operations before income taxes and the percentages which certain income and expense items bear to net sales:

                                                                                   1996       1995       1994
                                                                                 ---------  ---------  ---------
Net sales......................................................................  $ 1,159.4  $ 1,120.7  $ 1,065.5
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------
Gross profit...................................................................  $   241.5  $   230.1  $   212.5
Selling & administrative expense...............................................      185.7      184.7      187.4
                                                                                 ---------  ---------  ---------
Operating profit...............................................................       55.8       45.4       25.1
Interest expense...............................................................        5.1        7.7        9.6
Other income...................................................................        0.4     --            1.0
                                                                                 ---------  ---------  ---------
Income from continuing operations before income taxes..........................  $    51.1  $    37.7  $    16.5
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------

                                                                                   1996       1995       1994
                                                                                 ---------  ---------  ---------
Net sales......................................................................      100.0%     100.0%     100.0%
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------
Gross profit...................................................................       20.8%      20.5%      19.9%
Selling & administrative.......................................................       16.0       16.4       17.6
                                                                                 ---------  ---------  ---------
Operating profit...............................................................        4.8        4.1        2.3
Interest expense...............................................................         .4         .7         .9
Other income...................................................................     --         --             .1
                                                                                 ---------  ---------  ---------
Income from continuing operations before income taxes..........................        4.4%       3.4%       1.5%
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------

    OPERATING RESULTS 1996 VS. 1995

    SALES

    Sales in 1996 increased $38.8 million to $1,159.4 million, or 3.5% over 1995. Same branch sales increased 1.9% for the year. Sales by geographic region in 1996 were as follows:

                                                                  AMOUNT         PERCENTAGE
                                                                    (IN           INCREASE/
                                                                 MILLIONS)       (DECREASE)
                                                                -----------  -------------------
Eastern Region:
  Southeast...................................................   $   419.5              3.4%
  Midwest.....................................................       160.7              (4.0)%
Western Region:
  Southwest...................................................       476.8               5.8%
  Pacific Coast...............................................       102.4               5.7%
                                                                -----------              ---
      Total...................................................  $  1,159.4               3.5%
                                                                -----------              ---
                                                                -----------              ---

    The 1996 increase in sales was attributable to favorable construction markets, particularly in the second half of the year, improvements in certain industrial markets, and growth of sales in the utility and data communications markets. The acquisitions of Utility Products Supply and Cable & Connector Warehouse, Inc. contributed $18.6 million in sales in 1996 or 1.7% of the sales increase for the year. The decrease in sales in the Midwest region was the result of tighter credit policies implemented to improve the quality of trade receivables and a slowdown in industrial and construction projects relative to 1995. During 1996, 10 new branches were opened while 3 branches were closed. The branches closed during 1996 were marginally profitable or loss branches.

    GROSS PROFIT

    Gross profit in 1996 increased $11.5 million, or 5.0%, to $241.5 million. As a percentage of sales, gross profit improved to 20.8% from 20.5% in 1995. The improvement in gross profit percentage of 0.3 percentage points can be analyzed as follows:

                                                                                     PERCENTAGE
                                                                                      INCREASE/
                                                                                     (DECREASE)
                                                                                    -------------
Effect of margin improvement initiatives..........................................          0.2%
Effect of LIFO....................................................................          0.3%
Pricing pressures in utility markets..............................................         (0.2%)
                                                                                            ---
Total Increase....................................................................          0.3%
                                                                                            ---
                                                                                            ---

    In 1996, the Company gained the benefit of several gross margin improvement initiatives which were implemented in 1995. These initiatives centered around improved pricing capabilities through enhanced access to inventory information attributable to the new MIS system in two of our Eastern Region operating divisions, improved controls over price change authority within our branches and improved inventory purchasing through implementation of our sourcing and marketing program.

    In 1995, margins were unfavorably impacted by a LIFO increment, resulting from product cost inflation of 1.3%, mainly in copper wire and conduit. As of December 31, 1996, product deflation was 1.4% driven by 5.8% deflation in copper wire. This resulted in a LIFO decrement of $2.1 million in 1996. LIFO had the impact of improving margins by 0.3% in 1996 compared to 1995.

    Many utility companies have been consolidating purchasing by their operating units and reducing the number of their electrical product suppliers. This consolidation process, while increasing sales for surviving distributors such as the Company's utility division, has resulted in a lower gross profit percentage on the Company's utility sales. Accordingly, although sales for the Company's utility division were up 20.8% in 1996 over 1995, declining margins from these sales resulted in a decrease of 0.2% in the Company's gross profit percentage compared to 1995.

    SELLING AND ADMINISTRATIVE EXPENSE

    Selling and administrative expense increased $1.0 million or 0.5% in 1996. As a percentage of sales, selling and administrative expense improved to 16.0% in 1996 compared to 16.5% in 1995, reflecting the results of cost reduction initiatives implemented in the second half of 1995 and in 1996 and a favorable reduction in bad debts in 1996.

    Depreciation and amortization costs decreased $0.5 million in 1996 compared to 1995. The reduction occurred in computer depreciation as a result of accelerated depreciation on old computer systems replaced in 1995.

    The provisions for doubtful accounts decreased $1.1 million in 1996 compared to 1995 as a result of a continued improvement in the quality of trade accounts receivable.

    In 1996, the Company paid to Rexel, S. A. $0.8 million pursuant to the Services Agreement entered into in November 1995 compared to $0.9 million paid in 1995.

    INTEREST EXPENSE

    Interest expense decreased $2.6 million or 33.5% in 1996 compared to 1995. The Company reduced its debt by $66.6 million during 1995 with existing cash balances, operating cash flow and the conversion of $14.5 million of 7% Convertible Subordinated Debentures Due 2014 into Common Stock of the Company (see Note 7 of the Notes to the Consolidated Financial Statements). In 1996, debt increased $9.8 million, related to the acquisitions of Utility Products Supply and Cable & Connector Warehouse, Inc. occurring late in the third and fourth quarters.

    OTHER INCOME (EXPENSE)--NET

    Other income (expense)--net increased from expense in 1995 of $0.03 million to income in 1996 of $0.4 million. In 1995, $0.4 million in costs were incurred for the early termination of The Sacks Group Pension Plan in association with the consolidation of the Company's various benefit plans into one plan.

    INCOME FROM CONTINUING OPERATIONS

    Income from continuing operations increased to $29.4 million in 1996 from $21.1 million in 1995 or 39.3%.

    OPERATING RESULTS 1995 VS. 1994

    SALES

    Sales in 1995 increased $55.1 million to $1,120.7 million, or 5.2% over 1994. Same branch sales increased 7.1% for the year. Sales by geographic region in 1995 were as follows:

                                                                  AMOUNT         PERCENTAGE
                                                                    (IN           INCREASE/
                                                                 MILLIONS)       (DECREASE)
                                                                -----------  -------------------
Eastern Region:
  Southeast...................................................   $   405.8              5.4%
  Midwest.....................................................       167.4              9.0%
Western Region:
  Southwest...................................................       450.7              7.7%
  Pacific Coast...............................................        96.8             (10.7)%
                                                                -----------            -----
      Total...................................................  $  1,120.7               5.2%
                                                                -----------            -----
                                                                -----------            -----

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

    GROSS PROFIT

    Gross profit in 1995 increased $17.6 million, or 8.3%, to $230.1 million. As a percentage of sales, gross profit improved to 20.5% from 19.9% in 1994. The improvement in gross profit percentage of 0.6 percentage points can be analyzed as follows:

                                                                                     PERCENTAGE
                                                                                      INCREASE/
                                                                                     (DECREASE)
                                                                                    -------------
Change in the mix of sales from inventory vs. direct sales........................         (0.2%)
Effect of margin improvement initiatives..........................................          0.7%
Effect of LIFO....................................................................          0.3%
Pricing pressures in utility markets..............................................         (0.2%)
                                                                                            ---
Total Increase....................................................................          0.6%
                                                                                            ---
                                                                                            ---

    Compared to 1994, the percentage of total sales from inventory decreased by two percentage points. Inventory sales have historically had a gross margin percentage roughly twice the gross margin percentage attributable to direct sales. The impact of the change in the percentage of inventory sales to total sales on the total gross profit percentage was a reduction of 0.2% compared to 1994. The percentages of sales from inventory sales and direct sales to total sales can vary year to year and is influenced by the level and type of construction activity in our marketplaces.

    During 1995, several gross margin improvement initiatives were implemented which improved the total gross profit percentage by 0.7%. These initiatives centered around improved pricing capabilities through enhanced access to inventory information attributable to the new MIS system in two of our Eastern Region operating divisions, improved controls over price change authority within our branches and improved inventory purchasing through implementation of our sourcing and marketing program.

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

    Many utility companies have been consolidating purchasing by their operating units and reducing the number of their electrical product suppliers. This consolidation process, while increasing sales for surviving distributors such as the Company's utility division, has resulted in a lower gross profit percentage on the Company's utility sales. Accordingly, although sales for the Company's utility division were up 14.6% in 1995 over 1994, declining margins from these sales resulted in a decrease of 0.2% in the Company's gross profit percentage compared to 1994.

    SELLING AND ADMINISTRATIVE EXPENSE

    Selling and administrative expense decreased $3.7 million or 2.0% in 1995. Included in selling and administrative expense for 1994 were nonrecurring charges totaling $4.9 million. Excluding these nonrecurring charges, selling and administrative expense increased $1.2 million or 0.7% in 1995 primarily as a result of certain expenses that increase with increased sales. As a percentage of sales, selling and administrative expense improved to 16.4% in 1995 compared to 17.6% in 1994 (17.1% excluding 1994 nonrecurring charges), reflecting the results of cost reduction initiatives implemented in the second half of 1995 and in 1996.

    Depreciation and amortization costs decreased $0.8 million in 1995 compared to 1994. Included in depreciation expense for 1994 was $2.1 million related to the replacement of certain computer systems in the Company's Eastern Region. Excluding this nonrecurring charge, depreciation and amortization costs increased $1.3 million in 1995 primarily as a result of depreciation on the new computer systems installed in the Eastern Region.

    The provisions for doubtful accounts decreased $2.8 million in 1995 compared to 1994 as a result of initiatives in 1995 to improve the quality of trade accounts receivable.

    INTEREST EXPENSE

    Interest expense decreased $1.9 million or 19.7% in 1995 compared to 1994. The Company reduced its debt by $66.6 million during 1995 with existing cash balances, operating cash flow and the conversion of $14.5 million of 7% Convertible Subordinated Debentures Due 2014 into Common Stock of the Company (see Note 6 of the Notes to the Consolidated Financial Statements). In 1994, interest expense of $2.0 million was allocated to the discontinued apparel operating results based upon net assets of the apparel operation.

    OTHER INCOME (EXPENSE)--NET

    Other income (expense)--net decreased from income in 1994 of $1.0 million to expense in 1995 of $1.0 million. Earnings from interest bearing investments decreased in 1995 by $0.3 million as a result of using cash funds to reduce debt. The Company paid to Rexel, S. A. $0.9 million in 1995 pursuant to the Services Agreement entered into in November 1995 (see Note 14 of the Notes to the Consolidated Financial Statements). Additionally, $0.4 million in costs were incurred for the early termination of The Sacks Group Pension Plan in association with the consolidation of the Company's various benefit plans into one plan in 1995.

    INCOME FROM CONTINUING OPERATIONS

    Income from continuing operations increased to $21.1 million in 1995 from $9.3 million in 1994 or 127.9%. Excluding the $4.9 million ($2.7 million after tax), in nonrecurring costs in 1994, income from continuing operations increased 76.0% in 1995 compared to 1994.

    INCOME TAXES

    The Company had effective income tax rates of 42.5% in 1996 and 44% in 1995 and 1994. The 1996 rate reflects the impact of state and local taxes, non-deductible goodwill amortization and a decrease in the deferred tax asset valuation allowance (related to estimates of state and local net operating loss utilization). The 1995 rate reflects the above except for the decrease in the deferred tax asset valuation allowance.

    As of December 31, 1996 and 1995, the Company had recognized deferred tax assets of $7.6 million (see Note 10 of the Notes to Consolidated Financial Statements) arising primarily from basis differences between the recorded value for financial reporting purposes and tax basis of accounts receivable, inventory and various liabilities and reserves, including costs incurred in connection with the Rexel, S. A. acquisition of Rexel, Inc. Such deferred tax assets have been reduced by a valuation allowance of $0.8 million and $1.1 million in 1996 and 1995, respectively. In addition, the Company has recognized deferred tax liabilities totaling $6.8 million and $5.0 million in 1996 and 1995, respectively, arising principally from a higher recorded value over tax basis of property, plant and equipment and certain acquisitions.

    FUTURE IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In February 1997, the Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS
128). FAS 128 specifies new standards designed to improve the earnings per share ("EPS") information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computations include: (a) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that common stock equivalents (CSEs) are not considered in computing basic EPS, (b) eliminating the modified treasury stock method and the three percent materiality provision, and (c) revising the contingent share provisions and the supplemental EPS data requirements. FAS 128 also makes a number of changes to existing disclosure requirements. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company has not yet determined the impact of the implementation of FAS 128.

    FINANCIAL CONDITION

    ASSETS

    Total assets at year end 1996 increased $54.3 million or 14.5% of which $38.3 million or 10.2% was related to the acquisitions of Utility Product Supply and Cable & Connector Warehouse. Trade accounts and notes receivable increased $17.8 million or 12.9% of which $9.3 million or 6.7% was due to acquisitions. Trade accounts receivable days remained flat with last year at 46 days. The allowances for doubtful accounts to trade accounts and notes receivable was 1.9% as of December 31, 1996 and 1995. Inventory increased $15.4 million or 15.1% of which $11.6 million or 11.4% was due to acquisitions made in the year and $2.1 million or 2.0% was due to a decrement in LIFO in 1996. Inventory days improved to 74 days at December 31, 1996 from 78 days at December 31, 1995. The improvement in inventory days was partly related to a reduction in obsolete inventory.

    LIABILITIES

    Total liabilities at year end 1996 increased $24.5 million or 11.8% compared to year end 1995. Debt increased $9.8 million or 18.5% during 1996 mainly as a result of the acquisitions made during the year, net of the operating cash flow generated. The increase in other liabilities of $14.7 million was primarily due to liabilities assumed as a result of acquisitions made during the year.

    FINANCIAL LEVERAGE

    The Company's amended and restated Revolving Credit and Reimbursement Agreement with NationsBank of Florida, N.A., Credit Lyonnais New York Branch and Societe Generale provides for borrowings through August 1, 2000 of up to $100 million. Interest on borrowings under such facility is at NationsBank's prime rate, or at a rate based on rates in the certificate of deposit market or LIBOR plus a margin, which margin varies depending on the Company's financial performance. The credit agreement includes various covenants, including restrictions on liens, debt and lease obligations and requirements that certain financial ratios be maintained.

    In June 1995, to offset the variable rate characteristic of its revolving line of credit, the Company entered into interest rate swap agreements with major banks resulting in fixed interest rates on $30 million. During 1996, the Company and the banks agreed to terminate these interest rate swap agreements resulting in a net gain to the Company. As of December 31, 1996, approximately 40.6% of the Company's debt was exposed to variable interest rates, up from 15.2% at December 31, 1995.

    The Company's debt to equity ratio (defined as the ratio of debt including capital lease obligations to total stockholders' equity) was 0.3 to 1 at both December 31, 1996 and 1995.

    STOCKHOLDERS' EQUITY

    Stockholders' Equity at year end 1996 increased to $196.1 million or 17.9% from year end 1995. The increase is due primarily to a 58.1% increase in retained earnings resulting from net income of $29.4 million. Based on income from continuing operations, the Company's return on average stockholders' equity was 16.3% compared to 13.5% for 1995.

    CASH FLOWS

    NET CASH PROVIDED BY OPERATING ACTIVITIES

    Net cash provided by operating activities in 1996 decreased $14.8 million or 35.3% compared to 1995 and in 1995 increased $8.6 million or 26.1% over 1994. The decrease in 1996 was primarily the result of an increase in inventory in the fourth quarter in response to a strong sales trend in the quarter and an increase in trade accounts receivable driven by increased sales volume.

    The improvement in 1995 over 1994 was primarily the result of improved profitability, improvement in the quality of trade accounts receivable and reduction in inventory through better management which was offset to some degree by a reduction in trade accounts payable associated with the reduction in inventory and a change in payment terms of a significant vendor.

    NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

    Investing activities over the past three years reflect cash used to upgrade fixed assets and make acquisitions and cash provided through the sale of certain operating segments. In August 1996, the Company acquired all of the outstanding common stock of Utility Products Supply for $5.6 million, requiring a cash outlay at closing of $4.5 million. In November 1996, the Company acquired Cable & Connector Warehouse, Inc. for $20.0 million plus contingent consideration of up to $4.0 million based upon achievement of certain operating results in 1997, requiring a cash outlay at closing of $20 million (see

"Significant Transactions" for further details). In November 1995, the Company acquired the assets of Davies Electric, Little Rock, Arkansas for $2.4 million, requiring a cash outlay of $1.7 million at closing. In 1994, capital expenditures were up as a result of upgrading computer systems in the Eastern Region. Additionally, $37.2 million in cash was generated from the sale of the Apparel Division.

    On January 17, 1997, the Company acquired Southland Electrical Supply, a distributor of electrical parts and supplies with eight locations in Kentucky, for a cash purchase price of approximately $25.0 million.

    NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES

    In 1996, the Company incurred net borrowings of $15.2 million to finance the acquisitions of Utility Products Supply and Cable & Connector Warehouse, Inc. As of December 31, 1996, the Company had $25.5 million outstanding on its revolving line of credit.

    In 1995, the Company used cash to redeem $35.5 million of 7% Convertible Subordinated Debentures and pay off the 4.375% Senior Note Due June 30, 1995 which was associated with the acquisition of Summers. As of December 31, 1995, the Company had $8.1 million outstanding on its revolving line of credit. In 1994, the Company received a capital infusion from the sale of common stock to Rexel, S. A. totaling $31.0 million. These funds, along with cash generated from operating activities and investing activities, were used to repay $61.5 million in revolving credit and $15.6 million in other financial debt.

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

    On September 19, 1995, the Company announced its intention to repurchase up to two million shares of its common stock on the open market. As of December 31, 1996, 1,600 shares have been purchased.

    The Company regularly reviews possible acquisitions of businesses, and may from time to time, in the future, acquire other businesses. The Company expects to make $5.5 million of capital expenditures (excluding acquisitions) in 1997.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following financial statements, supplementary financial information and schedules are filed as part of this Report:

    Report of Independent Accountants

    Financial Statements:

        Consolidated Balance Sheets, December 31, 1996 and 1995

        Consolidated Statements of Income, Years Ended December 31, 1996, 1995 and 1994

       Consolidated Statement of Changes in Stockholders' Equity, Years Ended
        December 31, 1996, 1995 and 1994

        Consolidated Statements of Cash Flows, Years Ended December 31, 1996, 1995 and 1994

        Notes to Consolidated Financial Statements

    Supplementary Financial Information

    Financial Statement Schedule:

        Schedule II-- Valuation and Qualifying Accounts, Years Ended
                   December 31, 1996, 1995 and 1994

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rexel, Inc. and subsidiaries as of December 31, 1996 and 1995 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                          /s/ COOPERS & LYBRAND L. L. P.
--------------------------------------------------------------------------------
                                          Coopers & Lybrand L. L. P.

Miami, Florida
February 14, 1997

                                  REXEL, INC.

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)

                                                                                             1996       1995
                                                                                           ---------  ---------
                                                    ASSETS
Current assets:
  Cash and cash equivalents..............................................................  $  14,396  $  10,013
  Accounts and notes receivable, less allowance for doubtful accounts of $3,004 in 1996
    and $2,680 in 1995...................................................................    156,450    138,604
  Inventories............................................................................    117,657    102,239
  Prepaid expenses and other current assets..............................................     10,423      8,344
  Deferred income taxes..................................................................      3,747      3,849
                                                                                           ---------  ---------
    Total current assets.................................................................    302,673    263,049
Investments and noncurrent receivables...................................................        814      1,069
Fixed assets, at cost:
  Land...................................................................................      8,196      8,196
  Buildings and leasehold improvements...................................................     28,485     26,531
  Machinery, equipment and other tangible property.......................................     45,010     37,861
                                                                                           ---------  ---------
                                                                                              81,691     72,588
  Less, accumulated depreciation and amortization........................................     33,473     23,135
                                                                                           ---------  ---------
  Fixed assets -- net....................................................................     48,218     49,453
                                                                                           ---------  ---------
Other assets.............................................................................      3,286      2,135
Goodwill, net of accumulated amortization of $8,695 in 1996 and $6,996 in 1995...........     73,947     58,953
                                                                                           ---------  ---------
                                                                                           $ 428,938  $ 374,659
                                                                                           ---------  ---------
                                                                                           ---------  ---------
                                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt........................................................................  $  25,500  $   8,050
  Current portion of long-term debt......................................................      7,737      7,757
  Accounts and notes payable -- trade, and other liabilities.............................    161,377    147,031
  Income taxes payable...................................................................      2,186      3,725
                                                                                           ---------  ---------
    Total current liabilities............................................................    196,800    166,563
Long-term debt...........................................................................     29,582     37,219
Other long-term liabilities..............................................................      3,476      3,363
Deferred income taxes....................................................................      2,973      1,195
Commitments and contingencies (Note 11)
Stockholders' equity:
  Preferred stock (authorized 2,000,000 shares, none issued).............................     --         --
  Common stock (26,313,633 and 26,258,133 shares issued in 1996 and 1995)................     26,314     26,258
  Capital surplus........................................................................     94,706     94,206
  Retained earnings......................................................................     79,976     50,580
  Treasury stock, at cost (621,243 and 609,143 shares in 1996 and 1995)..................     (4,889)    (4,725)
                                                                                           ---------  ---------
  Total stockholders' equity.............................................................    196,107    166,319
                                                                                           ---------  ---------
                                                                                           $ 428,938  $ 374,659
                                                                                           ---------  ---------
                                                                                           ---------  ---------

          See accompanying notes to consolidated financial statements.

                                  REXEL, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                              1996          1995          1994
                                                                          ------------  ------------  ------------
Net sales...............................................................  $  1,159,446  $  1,120,688  $  1,065,543
Cost of goods sold......................................................       917,907       890,605       853,041
                                                                          ------------  ------------  ------------
  Gross profit..........................................................       241,539       230,083       212,502
Selling and administrative expense......................................       185,699       184,687       187,423
                                                                          ------------  ------------  ------------
  Operating profit......................................................        55,840        45,396        25,079
Interest expense........................................................         5,110         7,688         9,577
Other income/(expense)--net.............................................           394           (29)        1,026
                                                                          ------------  ------------  ------------
Income from continuing operations before income taxes...................        51,124        37,679        16,528
Income tax provision....................................................        21,728        16,579         7,270
                                                                          ------------  ------------  ------------
  Income from continuing operations.....................................        29,396        21,100         9,258
Loss from discontinued operations, net of income tax benefit of $256....       --            --               (327)
                                                                          ------------  ------------  ------------
Income before extraordinary charge......................................        29,396        21,100         8,931
Extraordinary charge, net of income tax benefit of $837.................       --             (1,325)      --
                                                                          ------------  ------------  ------------
  Net income............................................................  $     29,396  $     19,775  $      8,931
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
Income (loss) per common share:
  Primary
    Income from continuing operations...................................  $       1.13  $        .85  $        .39
    Loss from discontinued operations, net of income taxes..............       --            --               (.01)
    Extraordinary charge................................................       --               (.05)      --
                                                                          ------------  ------------  ------------
    Net income..........................................................  $       1.13  $        .80  $        .38
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
  Fully Diluted (a)
    Income before extraordinary charge..................................                $        .79
    Extraordinary charge................................................                        (.05)
                                                                                        ------------
    Net Income..........................................................                $        .74
                                                                                        ------------
                                                                                        ------------
Average number of common and common equivalent shares
  Primary...............................................................        25,986        24,949        23,765
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
  Fully Diluted.........................................................                      28,214
                                                                                        ------------
                                                                                        ------------

------------------------

(a) Fully diluted income (loss) per common share was consistent with primary earnings per share in 1996 and 1994.

          See accompanying notes to consolidated financial statements.

                                  REXEL, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                             (DOLLARS IN THOUSANDS)

                                                                                          UNREALIZED
                                                                            CUMULATIVE     LOSSES ON
                                                                              FOREIGN     MARKETABLE     TREASURY
                                         COMMON      CAPITAL    RETAINED    TRANSLATION     EQUITY       STOCK, AT
                                          STOCK      SURPLUS    EARNINGS    ADJUSTMENT    SECURITIES       COST        TOTAL
                                       -----------  ---------  -----------  -----------  -------------  -----------  ---------
Balance at January 1, 1994...........   $  21,214   $  53,818   $  21,874    $  (1,333)    $    (625)    $  (2,426)  $  92,522
Net income...........................                               8,931                                                8,931
Issuance of 3,491,280 shares.........       3,491      27,536                                                           31,027
Foreign translation adjustment.......                                              378                                     378
Sale of apparel parts and supplies
  distribution business..............                                              955                      (2,111)     (1,156)
Marketable equity security
  adjustment.........................                                                           (250)                     (250)
                                       -----------  ---------  -----------  -----------        -----    -----------  ---------
Balance at December 31, 1994.........      24,705      81,354      30,805       --              (875)       (4,537)    131,452
Net Income...........................                              19,775                                               19,775
Issuance of 1,517,000 shares upon
  conversion of 7% Convertible
  Subordinated Debentures............       1,517      13,001                                                           14,518
Expenses incurred in connection with
  redemption of 7% Convertible
  Subordinated Debentures............                    (352)                                                            (352)
Issuance of 35,900 shares pursuant to
  Stock Incentive Plan and 18,048
  treasury shares acquired as
  payment............................          36         203                                                 (188)         51
Marketable equity security
  adjustment.........................                                                            875                       875
                                       -----------  ---------  -----------  -----------        -----    -----------  ---------
Balance at December 31, 1995.........      26,258      94,206      50,580       --            --            (4,725)    166,319
Net Income...........................                              29,396                                               29,396
Issuance of 55,500 shares pursuant to
  Stock Incentive Plan and 10,500
  treasury shares acquired as
  payment............................          56         315                                                 (146)        225
Acquisition of 1,600 treasury
  shares.............................                                                                          (18)        (18)
Tax benefit on exercise of
  nonqualified stock options.........                     185                                                              185
                                       -----------  ---------  -----------  -----------        -----    -----------  ---------
Balance at December 31, 1996.........   $  26,314   $  94,706   $  79,976    $  --         $  --         $  (4,889)  $ 196,107
                                       -----------  ---------  -----------  -----------        -----    -----------  ---------

          See accompanying notes to consolidated financial statements.

                                  REXEL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                             (DOLLARS IN THOUSANDS)

                                                                                          1996       1995       1994
                                                                                        ---------  ---------  ---------
Cash flows from operating activities:
  Net income..........................................................................  $  29,396  $  19,775  $   8,931
                                                                                        ---------  ---------  ---------
  Adjustments to reconcile net income to net cash provided by operating activities
    Depreciation and amortization.....................................................      8,494      8,949      9,718
    Provision for losses on accounts receivable.......................................       (303)       827      3,600
    Deferred income taxes.............................................................      1,428     (4,773)     3,070
    Loss on redemption of 7% Convertible Subordinated Debentures......................     --          2,162     --
    Gain on sale of investments.......................................................     --           (991)    --
    Provision for loss on investment and noncurrent receivable........................     --          1,975     --
    Loss on sale of apparel division..................................................     --         --          1,200
    Changes in assets and liabilities, net of effect of acquisitions and sale of net assets:
        Accounts and notes receivable.................................................     (7,434)     4,651    (17,209)
        Inventories...................................................................     (4,802)    10,008      5,209
        Prepaid expenses and other current assets.....................................     (1,811)       590        114
        Accounts and notes payable--trade, and other liabilities......................      2,410     (9,997)    20,434
        Income taxes payable..........................................................       (282)     8,712     (1,931)
    Other, net........................................................................        (85)      (125)       (19)
                                                                                        ---------  ---------  ---------
      Total adjustments...............................................................      2,385     21,988     24,186
                                                                                        ---------  ---------  ---------
      Net cash provided by operating activities.......................................     27,011     41,763     33,117
                                                                                        ---------  ---------  ---------
Cash flows from investing activities:
  Capital expenditures................................................................     (4,634)    (5,052)   (12,094)
  Acquisitions of businesses, net of cash acquired....................................    (24,490)    (1,720)    --
  Proceeds from sale of net assets....................................................     --          4,050     37,199
  Contingent payments to former shareholders of acquired businesses...................     --         --         (5,250)
  Other investing activities..........................................................       (199)       761     (2,211)
                                                                                        ---------  ---------  ---------
  Net cash (used in) provided by investing activities.................................    (29,323)    (1,961)    17,644
                                                                                        ---------  ---------  ---------
Cash flows from financing activities:
  Net borrowings (payments) under line of credit arrangements.........................     15,150      8,050    (61,500)
  Proceeds from exercise of stock options.............................................        225         51     --
  Redemption of 7% Convertible Subordinated Debentures................................     --        (36,780)    --
  Proceeds from issuance of common stock to Rexel, net of issuance costs..............     --         --         31,027
  Other debt payments and financing activities, net...................................     (8,680)   (24,953)   (15,576)
                                                                                        ---------  ---------  ---------
  Net cash provided by (used in) financing activities.................................      6,695    (53,632)   (46,049)
                                                                                        ---------  ---------  ---------
  Net increase (decrease) in cash and cash equivalents................................      4,383    (13,830)     4,712
Cash and cash equivalents at beginning of year........................................     10,013     23,843     19,131
                                                                                        ---------  ---------  ---------
Cash and cash equivalents at end of year..............................................  $  14,396  $  10,013  $  23,843
                                                                                        ---------  ---------  ---------
                                                                                        ---------  ---------  ---------
Supplemental disclosure of cash flow information:
        Cash paid during the year for:
        Interest......................................................................  $   5,272  $   9,427  $  11,660
                                                                                        ---------  ---------  ---------
                                                                                        ---------  ---------  ---------
        Income taxes..................................................................  $  20,110  $  11,352  $   5,660
                                                                                        ---------  ---------  ---------
                                                                                        ---------  ---------  ---------
Supplemental information of businesses acquired:
        Fair value of assets acquired, other than cash................................  $  40,283  $   3,350  $  --
        Liabilities assumed...........................................................    (14,743)      (972)    --
        Liability issued to seller....................................................     (1,050)      (658)    --
                                                                                        ---------  ---------  ---------
        Cash paid.....................................................................  $  24,490  $   1,720  $  --
                                                                                        ---------  ---------  ---------
                                                                                        ---------  ---------  ---------

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

    (D) INVENTORIES

    Inventories are stated at the lower of LIFO cost or market. Had the FIFO method been used to value inventories, total inventories would have increased $12,464 and $14,514 at December 31, 1996 and 1995, respectively.

    (E) INVESTMENTS AND NONCURRENT RECEIVABLES

    Investments and noncurrent receivables are stated at the lower of cost or net realizable value.

    (F) LONG-LIVED ASSETS

    Long-lived assets and certain identifiable intangible assets held or used by the Company are reviewed for impairment of the carrying amount of such assets. An impairment loss is recognized in the event that facts and circumstances indicate that the carrying amount of an asset may not be recoverable, and an estimate of future undiscounted cash flows is less than the carrying amount of the assest. Impairments are recognized as losses in the current period.

    (G) DEPRECIATION AND AMORTIZATION

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

    (H) EARNINGS PER SHARE

    Primary earnings per share are based on the weighted average number of common and common equivalent shares outstanding during the year. Fully diluted earnings per share in 1995 assume the

                                  REXEL, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) conversion of the convertible debentures at the beginning of the year and the resultant reduction in interest costs, net of tax.

    (I) ACCOUNTING FOR STOCK BASED COMPENSATION

    Statement of Financial Accounting Standards ("SFAS") No.123, "Accounting for Stock Based Compensation" encourages but does not require companies to record compensation cost for stock based compensation plans at fair value. The Company has choosen to continue to account for stock based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured based on the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the exercise price of the option. Any income tax benefit from the exercise and early disposition of stock options is accounted for as a credit to capital surplus.

    (J) FUTURE IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In February 1997, the Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share" (FAS
128). FAS 128 specifies new standards designed to improve the earnings per share
(EPS) information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computations include: (a) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that common stock equivalents (CSEs) are not considered in computing basic EPS, (b) eliminating the modified treasury stock method and the three percent materiality provision, and (c) revising the contingent share provisions and the supplemental EPS data requirements. FAS 128 also makes a number of changes to existing disclosure requirements. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company has not yet determined the impact of the implementation of FAS 128.

2. SIGNIFICANT TRANSACTIONS

    On November 12, 1992, pursuant to a purchase agreement dated April 22, 1992 among the Company and Rexel, S.A. and certain affiliates of Rexel, S. A. ("Rexel"), the Company issued to Rexel 6,284,301 shares of the Company's common stock in exchange for all of the stock of an affiliated company and $9,885 in cash. As a result, Rexel obtained beneficial ownership of 30% of the outstanding common stock of the Company.

    On March 1, 1994, the Company sold to Rexel 3,491,280 newly issued shares of Company common stock for a total cash purchase price of $31,422. As a result, Rexel increased its beneficial ownership to 40%. As of March 1, 1997, Rexel had further increased its beneficial ownership to approximately 50.2% through open market purchases.

3. ACQUISITIONS

    On August 7, 1996, the Company acquired the common stock of Utility Products Supply of Denver, Colorado ("UPS"), a distributor of electrical products to the utility industries with locations in Colorado, Arizona, California and Kansas, for cash and deferred payments totaling $5.6 million (including acquisition costs of $0.1 million).

    On November 12, 1996, the Company acquired the common stock of Cable & Connector Warehouse, Inc. of Dallas, Texas ("CCW"), a distributor of electronic wire, cable, connectors and related apparatus to

                                  REXEL, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

3. ACQUISITIONS (CONTINUED)
manufacturers of data and telecommunication products with locations in Louisiana, Texas, Colorado, California, Oregon and Kansas, for cash consideration of $20.2 million (including $0.2 million of acquisition costs), plus contingent consideration of up to $4.0 million based upon achieving certain operating results in 1997. Any contingent payments will be recorded as additional purchase price

    Each of these acquisitions has been recorded as a purchase, and the excess of the total purchase price over the fair value of the net assets acquired ($3.0 million for UPS and $13.7 million for CCW) is being amortized over 40 years. Results of operations of both companies are included in the Company's financial statements from the respective dates of acquisition.

    The following table summarizes the effect on consolidated sales and income from continuing operations of the Company for 1996 and 1995, on an unaudited pro forma basis, assuming the acquisitions had been consummated as of January 1, 1995, the year preceding the year of acquisition:

                                                                        1996          1995
                                                                    ------------  ------------
Net sales.........................................................  $  1,212,403  $  1,185,760
                                                                    ------------  ------------
                                                                    ------------  ------------
Income before extraordinary charge................................  $     30,043  $     21,731
                                                                    ------------  ------------
                                                                    ------------  ------------
Net income........................................................  $     30,043  $     20,406
                                                                    ------------  ------------
                                                                    ------------  ------------
Income per share before extraordinary charge......................  $       1.16  $        .87
                                                                    ------------  ------------
                                                                    ------------  ------------
Net income per share..............................................  $       1.16  $        .82
                                                                    ------------  ------------
                                                                    ------------  ------------

    The pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been in effect at the beginning of the period or are they necessarily indicative of future consolidated results.

4. DISCONTINUED OPERATIONS

    On July 13, 1994 the Company sold its apparel parts and supplies distribution business ("Apparel")for consideration valued at approximately $44.0 million, including a subordinated note from the buyer and warrants to purchase approximately 15% of the buyer. The net proceeds from the sale approximated book value of the net assets sold, but resulted in a loss on disposal of $0.7 million, net of taxes, due primarily to the recognition of previously established deferred foreign translation adjustments. On July 26, 1995, the Company sold the note, warrant and certain other assets with a total aggregate book value of approximately $3.1 million to the buyer for cash of approximately $4.1 million. The operating results of this business are included in the Consolidated Statements of Income as discontinued operations in 1994. Summarized results of the discontinued operations for 1994 (excluding the loss on disposal) are as follows:

Sales..............................................................  $  40,819
                                                                     ---------
                                                                     ---------
Net income.........................................................  $     345
                                                                     ---------
                                                                     ---------

    Interest expense of $1,983 was allocated to Apparel operating results based upon net assets of the Apparel operation.

5. SHORT-TERM DEBT

    The Company entered into a Revolving Credit and Reimbursement Agreement, dated as of December 17, 1993 (the "Credit Agreement"), with NationsBank of Florida, N.A., and Credit Lyonnais New York

                                  REXEL, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

5. SHORT-TERM DEBT (CONTINUED)
Branch. The Credit Agreement was amended on August 8, 1995 to add Societe Generale as a participant in the facility and to provide for borrowings through August 1, 2000 of up to $100 million. Interest on borrowings under such facility is at a rate based on rates in the certificate of deposit market or LIBOR plus a margin, which margin varies depending on the Company's financial performance. The Credit Agreement includes various covenants, including restrictions on liens, debt and lease obligations and requirements that certain financial ratios be maintained.

    In June 1995, to offset the variable rate characteristic of its revolving line of credit, the Company entered into interest rate swap agreements with major banks resulting in fixed interest rates on $30 million. During 1996, the Company and the banks agreed to terminate these interest rate swap agreements, resulting in an immaterial net gain to the Company.

6. LONG-TERM DEBT

    Long-term debt, less current installments, consists of:

                                                                              DECEMBER 31,
                                                                          --------------------
                                                                            1996       1995
                                                                          ---------  ---------
9.78% Senior Notes due March 15, 2001...................................  $  35,720  $  42,860
Other notes payable.....................................................      1,599      2,116
                                                                          ---------  ---------
                                                                             37,319     44,976
Less, current installments..............................................      7,737      7,757
                                                                          ---------  ---------
                                                                          $  29,582  $  37,219
                                                                          ---------  ---------
                                                                          ---------  ---------

    The 9.78% Senior Notes are payable ratably over a seven-year period commencing March 15, 1995 with interest payable semi-annually at a rate of 9.78% per annum. Under the terms of the Senior Notes (as amended), the Company may pay dividends and make other restricted payments (as defined) to the extent of $26,000 plus 50% of consolidated net income (as defined) plus certain other amounts and is subject to certain restrictions on the incurrence of additional debt and other transactions and to other covenants calling for minimum levels of working capital and certain financial ratios.

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

                                  REXEL, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

6. LONG-TERM DEBT (CONTINUED)
Assuming the conversions and redemption occurred as of January 1, 1995, primary income per share would have been as follows:

                                                                                    YEAR ENDED
                                                                                  ---------------
                                                                                   DECEMBER 31,
                                                                                       1995
                                                                                  ---------------
Income from continuing operations...............................................     $     .84
Discontinued operations.........................................................        --
Extraordinary charge............................................................          (.05)
                                                                                           ---
Net income......................................................................     $     .79
                                                                                           ---
                                                                                           ---

    Long-term debt maturities during the next five years are as follows:

YEAR ENDING DECEMBER 31,                                                       AMOUNT
----------------------------------------------------------------------------  ---------
      1997..................................................................  $   7,737
      1998..................................................................      7,691
      1999..................................................................      7,447
      2000..................................................................      7,284
      2001..................................................................      7,160

    Based on borrowing rates currently available to the Company for long-term debt with similar terms and average maturities, the fair value of the Company's long-term indebtedness was approximately $39,744 and $50,197 as of December 31, 1996 and 1995.

7. STOCKHOLDERS' EQUITY

    The authorized capital stock of the Company is 47,000,000 shares, consisting of 2,000,000 shares of Preferred Stock and 45,000,000 shares of Common Stock with a par value of $1 per share.

    At December 31, 1996, 1,724,353 shares of common stock are reserved for issuance pursuant to the Company's Stock Incentive Plan.

    On September 19, 1995, the Board of Directors authorized the purchase of up to 2,000,000 shares of its outstanding common stock from time to time, in open market transactions or otherwise. Such purchases, if commenced, may be suspended or discontinued at any time. As of December 31, 1996, 1,600 shares have been purchased under this program.

8. STOCK OPTION PLANS

    Under the Company's 1988 and 1985 Stock Option Plans, options to purchase up to 2,266,667 shares and 829,630 shares of common stock, respectively, were available to be granted to key employees of the Company. The 1985 plan terminated on January 15, 1995. The 1988 Plan also provides that each director of the Company, other than one who is an officer or employee, be granted a non-qualified stock option to purchase 10,000 shares of Company common stock and provides for annual grants to directors if defined levels of income are achieved by the Company. For each plan, the option period is either ten or eleven years from the date of grant, and options may be exercised at various times depending on the provisions of the grant.

                                  REXEL, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

8. STOCK OPTION PLANS (CONTINUED)
    Information regarding the Company's stock option plans is summarized below:

                                                                                   NUMBER OF
                                                     NUMBER OF    OPTION PRICE      SHARES
                                                       SHARES       PER SHARE     EXERCISABLE
                                                     ----------  ---------------  -----------
Outstanding at January 1, 1994.....................     617,118  $    3.80-$7.00      20,118
  Granted..........................................     160,000        6.50-8.06
  Terminated and cancelled.........................    (207,118)       3.80-7.00
                                                     ----------
Outstanding at December 31, 1994...................     570,000        6.50-8.06     237,200
  Granted..........................................     399,000        6.00-7.25
  Terminated and cancelled.........................     (70,000)            6.69
  Exercised........................................     (35,900)       6.63-6.69
                                                     ----------
Outstanding at December 31, 1995...................     863,100        6.00-8.06     352,040
  Granted..........................................     196,000    13.125-13.875
  Terminated and cancelled.........................      (1,200)            6.00
  Exercised........................................     (55,500)      6.00-8.065
                                                     ----------
Outstanding at December 31, 1996...................   1,002,400  $  6.00-$13.875     462,800
                                                     ----------

    All options were granted at market value on the date of grant.

    As of December 31, 1996, options for the purchase of 721,953 shares were available for future grant under the 1988 plan.

    Had compensation costs for the Company's 1988 stock option plan been determined based upon the fair value at the grant date for awards under the plan consistent with the methodology prescribed under SFAS 123 for options granted in 1996 and 1995, the Company's net income and earnings per share for those years would have been reduced by approximately $321 and $232, respectively, or $.01 per share for both years. The fair value of the options granted during 1996 and 1995 is estimated as $1,594 and $1,460, respectively, on the dates of grant using the Black-Scholes option-pricing model with the following assumptions: volatility of 40%, expected dividends of 0, risk-free interest rates of 5.6% to 7.6%, and terms of 10 years.

9. EMPLOYEE BENEFIT PLANS

    The Rexel, Inc. Section 401(k) Savings Plan, whereby participants may contribute a percentage of compensation, but not in excess of the maximum allowed under the Internal Revenue Code, became effective January 1, 1995. The Company matches 50% of employee contributions to the plan up to 6% of an employee's base compensation ("Matching Contributions"). In addition, the Company may make additional contributions at the discretion of the Board of Directors. Employees who complete one year of service are eligible to participate and are always vested 100% in the Matching Contributions. Vesting in discretionary contributions is based on years of service with 100% vesting after seven years.

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

                                  REXEL, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

9. EMPLOYEE BENEFIT PLANS (CONTINUED)
    The Company had a qualified noncontributory defined benefit pension plan covering certain eligible domestic employees of a subsidiary. This plan was terminated on February 22, 1995 and all obligations were settled. The Company also had a qualified noncontributory defined benefit pension plan covering certain eligible domestic employees in the discontinued apparel operation. As part of the agreement to sell the apparel operation, the purchaser assumed all obligations under this plan. The Company's funding policy was to contribute annually the maximum amount that could be deducted for Federal income tax purposes.

    The Company also had a defined benefit plan maintained for eligible employees of certain United Kingdom subsidiaries included in the discontinued apparel operation. The plan was funded annually for the maximum amount permitted by statute. The benefits were based on years of service and defined levels of compensation.

    The following table sets forth the funded status of the nonqualified defined supplemental retirement plan at December 31, 1996 and 1995:

                                                                         1996
                                                                      -----------      1995
                                                                         NON-      -------------
                                                                       QUALIFIED   NON-QUALIFIED
                                                                      -----------  -------------
Actuarial present value of benefit obligations:
  Vested benefit obligation.........................................   $  (1,419)    $  (1,450)
                                                                      -----------  -------------
                                                                      -----------  -------------
  Accumulated benefit obligation....................................   $  (1,429)    $  (1,514)
                                                                      -----------  -------------
                                                                      -----------  -------------
Projected benefit obligation........................................   $  (1,429)    $  (1,514)
Unrecognized net loss (gain)........................................          20           (32)
Unrecognized net transition obligation..............................      --                26
                                                                      -----------  -------------
  Accrued pension liability.........................................   $  (1,409)    $  (1,520)
                                                                      -----------  -------------
                                                                      -----------  -------------

                                  REXEL, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

9. EMPLOYEE BENEFIT PLANS (CONTINUED)
    Net periodic pension cost for 1996, 1995 and 1994 (excluding the United Kingdom Plan assumed in the Apparel sale) includes the following components:

                                                   INTEREST COST                                     NET
                                                   ON PROJECTED      ACTUAL           NET         PERIODIC
                                       SERVICE        BENEFIT       RETURN ON    AMORTIZATION      PENSION
                                        COST        OBLIGATIONS      ASSETS      AND DEFERRAL       COST
                                     -----------  ---------------  -----------  ---------------  -----------
1996
  Non-Qualified....................   $      12      $     104      $      --      $      26      $     142
                                                                                                      -----

1995
  Non-Qualified....................   $      31      $     133             --      $      26      $     190
  Qualified........................   $      --      $      12      $     (26)     $      (5)     $     (19)
                                                                                                      -----
                                                                                                  $     171
                                                                                                      -----
                                                                                                      -----
1994
  Non-Qualified....................   $      44      $     131             --      $      10      $     185
  Qualified........................   $     158            222           (173)             6      $     213
  Qualified Subsidiary Plan........   $      59            123           (130)           (17)     $      35
                                                                                                      -----
                                                                                                  $     433
                                                                                                      -----
                                                                                                      -----

    The actuarial assumptions used for each of the plans for 1996, 1995 and 1994 are as follows:

                                                                             QUALIFIED        NON
                                                               QUALIFIED    SUBSIDIARY     QUALIFIED
                                                                 PLAN          PLAN          PLAN
                                                              -----------  -------------  -----------
1996
Weighted average discounts used in determining the actuarial
  present value of the projected benefit obligation.........         N/A           N/A          7.25
Rates of increase in future compensation levels.............         N/A           N/A           N/A
Expected long-term rates of return on assets................         N/A           N/A           N/A

1995
Weighted average discounts used in determining the actuarial
  present value of the projected benefit obligation.........         N/A           N/A           7.0%
Rates of increase in future compensation levels.............         N/A           5.0%          N/A
Expected long-term rates of return on assets................         N/A           8.5%          N/A

1994
Weighted average discounts used in determining the actuarial
  present value of the projected benefit obligation.........        7.25%         8.25%         8.50%
Rates of increase in future compensation levels.............        4.50%         5.00%          N/A
Expected long-term rates of return on assets................        7.25%         8.50%          N/A

                                  REXEL, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

9. EMPLOYEE BENEFIT PLANS (CONTINUED)
    Prior to January 1, 1995, certain subsidiaries had noncontributory profit-sharing plans and defined contribution pension plans providing for minimum contributions based upon defined levels of subsidiary income or employee compensation.

    Pension and profit-sharing expense for the years ended December 31, 1996, 1995 and 1994 amounted to approximately $3,761, $3,553 and $2,880, respectively.

    A subsidiary of the Company, acquired in 1993, provides certain health care benefits for eligible retired employees. The status of the plan at December 31, 1996 and 1995 is as follows:

                                                                               1996       1995
                                                                             ---------  ---------
Accumulated postretirement benefit obligation ("APBO").....................  $   1,376  $   1,323
Unrecognized prior service cost............................................       (260)      (279)
Unrecognized net loss......................................................       (336)      (264)
                                                                             ---------  ---------
Accrued postretirement benefit cost........................................  $     780  $     780
                                                                             ---------  ---------

    The postretirement benefit cost in 1996 and 1995 included the following components:

                                                                                  1996       1995
                                                                                ---------  ---------
Interest cost on APBO.........................................................  $      84  $      98
Net amortization and deferral.................................................         29         22
                                                                                ---------  ---------
                                                                                $     113  $     120
                                                                                ---------  ---------
                                                                                ---------  ---------

    The plan is unfunded. The discount rate used in determining APBO was 6.50% at December 31, 1996 and 1995. The assumed health care trend rate assumed for 1997 was 9.5%. Increasing assumed health care trends one percentage point will increase the APBO by $167 as of December 31, 1996.

    The Company's Employee Stock Ownership Plan provided eligible employees with an opportunity to purchase the Company's common stock through payroll deductions, which were matched by the Company, subject to certain limitations. Contributions to the plan were invested by an independent trustee in common stock of the Company. The Company's contributions to the plan, net of forfeitures, charged to income for 1994 was $592. Effective January 1, 1995, this plan was merged into the Rexel, Inc. Section 401(k) Savings Plan.

10. INCOME TAXES

    The Company and its U.S. subsidiaries file Federal income tax returns on a consolidated basis. The provision (benefit) for income taxes has been classified as follows in the consolidated statements of income:

                                                                  1996       1995       1994
                                                                ---------  ---------  ---------
Tax provision from continuing operations......................  $  21,728  $  16,579  $   7,270
Tax benefit for discontinued operations.......................     --         --           (256)
Tax benefit for extraordinary charge..........................     --           (837)    --
                                                                ---------  ---------  ---------
                                                                $  21,728  $  15,742  $   7,014
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------

                                  REXEL, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

10. INCOME TAXES (CONTINUED)
    The provision (benefit) for income taxes is comprised of the following:

                                                                       1996       1995       1994
                                                                     ---------  ---------  ---------
Federal:
  Current..........................................................  $  17,486  $  17,019  $   2,473
  Deferred.........................................................      1,230     (4,465)     3,141
State and local:
  Current..........................................................      2,814      3,496      1,396
  Deferred.........................................................        198       (308)      (111)
Foreign:
  Current..........................................................     --         --             75
  Deferred.........................................................     --         --             40
                                                                     ---------  ---------  ---------
                                                                     $  21,728  $  15,742  $   7,014
                                                                     ---------  ---------  ---------
                                                                     ---------  ---------  ---------

    Deferred income taxes result from temporary differences in the recognition of revenue and expenses for financial statement and income tax reporting purposes. The tax effects of each as of December 31, 1996 and 1995 are as follows:

                                                                              1996       1995
                                                                            ---------  ---------
Deferred tax assets:
  Accounts receivable.....................................................      1,228  $   1,562
  Inventory...............................................................      2,348      1,896
  Other liabilities and reserves..........................................      2,437      2,745
  Costs incurred in connection with the Rexel, S. A. acquisition of Rexel,
    Inc...................................................................      1,406      1,233
  Federal foreign tax credit carryforward.................................         22     --
  State net operating loss carryforwards..................................        892      1,278
  Valuation allowance.....................................................       (760)    (1,097)
                                                                            ---------  ---------
  Total deferred tax assets...............................................      7,573      7,617
                                                                            ---------  ---------
Deferred tax liabilities:
  Property, plant and equipment...........................................      4,939      2,295
  Book/tax difference on asset valuation upon acquisition.................      1,860      2,668
                                                                            ---------  ---------
  Total deferred tax liabilities..........................................      6,799      4,963
                                                                            ---------  ---------
  Net deferred tax assets.................................................  $     774  $   2,654
                                                                            ---------  ---------
                                                                            ---------  ---------

    The change in the valuation allowance between 1996 and 1995 of $337 resulted from updating estimates of state and local net operating loss utilization.

                                  REXEL, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

10. INCOME TAXES (CONTINUED)
    Income before income taxes is comprised of the following:

                                                                 1996       1995       1994
                                                               ---------  ---------  ---------
Continuing operations:
  Domestic...................................................  $  51,062  $  37,607  $  16,501
  Foreign....................................................         63         72         23
                                                               ---------  ---------  ---------
                                                                  51,125     37,679     16,524
  Discontinued operations....................................     --         --           (583)
  Extraordinary charge.......................................     --         (2,162)    --
                                                               ---------  ---------  ---------
                                                               $  51,125  $  35,517  $  15,941
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

    A reconciliation for 1996, 1995 and 1994 between the amount computed using the Federal income tax rate and the effective rate of tax on income (loss), including discontinued operations, but excluding extraordinary charge, is as follows:

                                                                            1996       1995       1994
                                                                          ---------  ---------  ---------
Statutory Federal income tax rate.......................................       35.0%      35.0%      35.0%
State and local income taxes, net of Federal income tax effect..........        3.8        5.2        4.5
Amortization of goodwill................................................        0.7        0.8        2.0
Costs incurred in connection with the Rexel, S. A. acquisition of Rexel,
  Inc...................................................................     --         --           (1.2)
(Decrease) in taxes resulting from foreign income subject to foreign income tax but not expected to be subject to U.S. tax in foreseeable
  future................................................................     --           (0.1)      (0.1)
Increase (decrease) in deferred tax asset valuation allowance...........       (0.7)    --            1.2
Other, net..............................................................        3.7        3.1        2.6
                                                                                ---        ---        ---
  Effective tax rate....................................................       42.5%      44.0%      44.0%
                                                                                ---        ---        ---
                                                                                ---        ---        ---

11. COMMITMENTS AND CONTINGENCIES

    At December 31, 1996, annual minimum rental commitments under noncancelable operating leases, primarily for real property, are summarized as follows:

1997...........................................................  $  10,133
1998...........................................................      8,058
1999...........................................................      5,942
2000...........................................................      4,366
2001...........................................................      2,916
2002 and thereafter............................................      6,069
                                                                 ---------
                                                                 $  37,384
                                                                 ---------
                                                                 ---------

    The minimum annual commitments include amounts payable to an officer of the Company and/or members of his and his wife's family for certain of the Company's distribution centers as follows: 1997-- $737; 1998--$727; 1999 - $717;
2000--$717; 2001--$694; thereafter--$172.

                                  REXEL, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

11. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    Total rent expense charged to operations for the years ended December 31, 1996, 1995 and 1994 amounted to approximately $10,783, $9,498 and $6,589, respectively.

    In the normal course of business, the Company is sometimes named as a defendant in litigation. In the opinion of management, based upon the advice of counsel, any uninsured liability which may result from the resolution of any present litigation or asserted claim will not have a material effect on the Company's financial position, results of operations or cash flows.

12. ACCOUNTS AND NOTES PAYABLE -- TRADE, AND OTHER LIABILITIES

    Accounts and notes payable -- trade and other liabilities consist of the following:

                                                                             DECEMBER 31,
                                                                        ----------------------
                                                                           1996        1995
                                                                        ----------  ----------
Accounts and other payables -- trade..................................  $  122,620  $  107,341
Salaries, wages and other compensation................................      15,441      16,794
Pensions, profit sharing and employee benefits........................       5,231       4,781
Taxes, other than income taxes........................................       3,906       2,371
Interest..............................................................       1,105       1,267
Other.................................................................      13,074      14,477
                                                                        ----------  ----------
                                                                        $  161,377  $  147,031
                                                                        ----------  ----------
                                                                        ----------  ----------

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

14. RELATED PARTY TRANSACTIONS

    The Company and Rexel, S. A. have entered into a Services Agreement, dated as of November 1, 1995. The Service Agreement was negotiated and approved by a special committee of the Board of Directors consisting of persons who are neither officers nor directors of Rexel, S.A. or its affiliates nor have a material financial relationship with Rexel, S. A. and its affiliates. Under this Agreement, in consideration for the benefits to the Company arising from its association with the worldwide business of Rexel, S. A., including without limitation, in matters relating to customers, suppliers, employers, businessmethods and know-how and financial expertise, the Company has agreed to pay to Rexel, S. A. $600 per year (commencing with 1995). In addition, Rexel, S.
A. has agreed to provide consulting services to the Company relating to specific projects at the request of the Company at a rate 10% higher than the costs to Rexel, S. A. of providing such services (including, in the case of employees of Rexel, S. A., costs based on the wages, social insurance payments and allocated overhead and general corporate expenses attributable to such employees). Any payment for consulting services must be approved by the Audit Committee of the Board of Directors (excluding any member thereof who is an officer or director of Rexel, S. A. or any of its affiliates or a person that has a material financial relationship with Rexel, S. A. or any of its affiliates). During 1996 and 1995, the Company requested from Rexel, S. A. services valued at $200 and $340, respectively, relating to the development of training programs, logistics, marketing and accounting

                                  REXEL, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

14. RELATED PARTY TRANSACTIONS (CONTINUED) consulting, enhancement of cash management and treasury systems and a global agreement on implementation of an inventory management system. In addition, pursuant to the agreement, Rexel, S. A. consented to the use by the Company of the name "Rexel". The Services Agreement is effective through December 31, 1996, subject to automatic renewal for successive one year terms unless terminated on 30 days notice given by either party prior to the commencement of a renewal term.

15. SUBSEQUENT EVENT

    On January 17, 1997, the Company acquired the assets of Southland Electrical Supply, a distributor of electrical parts and supplies with eight locations in Kentucky for a cash purchase price of approximately $25.0 million.

                                  REXEL, INC.

                      SUPPLEMENTARY FINANCIAL INFORMATION

                     YEARS ENDED DECEMBER 31, 1996 AND 1995
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                         FULLY DILUTED
                                                                               PRIMARY EARNINGS             EARNING
                                                                                  PER SHARE                PER SHARE
UNAUDITED                                                                ----------------------------  -----------------
QUARTERLY                                      INCOME BEFORE              INCOME BEFORE                  INCOME BEFORE
FINANCIAL                            GROSS     EXTRAORDINARY     NET      EXTRAORDINARY       NET        EXTRAORDINARY
DATA(1)               NET SALES      PROFIT       CHARGE       INCOME        CHARGE         INCOME          CHARGE
-------------------  ------------  ----------  -------------  ---------  ---------------  -----------  -----------------
1996:
  First............  $    264,757  $   56,260    $   5,619    $   5,619     $     .22      $     .22
  Second...........       291,891      61,065        7,558        7,558           .29            .29
  Third............       297,375      60,869        7,522        7,522           .29            .29
  Fourth...........       305,423      63,345        8,697        8,697           .33            .33
                     ------------  ----------  -------------  ---------         -----          -----
                     $  1,159,446  $  241,539    $  29,396    $  29,396     $    1.13      $    1.13
                     ------------  ----------  -------------  ---------         -----          -----
                     ------------  ----------  -------------  ---------         -----          -----
1995:
  First............  $    278,828  $   55,316    $   4,230    $   4,230     $     .18      $     .18       $     .16
  Second...........       288,686      56,778        4,942        4,942           .20            .20             .18
  Third............       282,263      57,297        5,707        4,165           .23            .17             .22
  Fourth...........       270,911      60,692        6,221        6,438           .24            .25             .24
                     ------------  ----------  -------------  ---------         -----          -----             ---
                     $  1,120,688  $  230,083    $  21,100    $  19,775     $     .85      $     .80       $     .80
                     ------------  ----------  -------------  ---------         -----          -----             ---
                     ------------  ----------  -------------  ---------         -----          -----             ---


UNAUDITED
QUARTERLY
FINANCIAL                 NET
DATA(1)                 INCOME
-------------------  -------------
1996:
  First............
  Second...........
  Third............
  Fourth...........

1995:
  First............    $     .16
  Second...........          .18
  Third............          .16
  Fourth...........          .25
                             ---
                       $     .75
                             ---
                             ---

------------------------

(1) Primary and fully diluted earnings are equivalent in 1996.

          See accompanying notes to consolidated financial statements.

                                  SCHEDULE II

                                  REXEL, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                             (DOLLARS IN THOUSANDS)

                      COLUMN A                          COLUMN B             COLUMN C            COLUMN D      COLUMN E
----------------------------------------------------  -------------  ------------------------  -------------  -----------
                                                                            ADDITIONS
                                                                     ------------------------
                                                       BALANCE AT    CHARGES TO                               BALANCE AT
                                                      BEGINNING OF    COSTS AND                 DEDUCTIONS     CLOSE OF
DESCRIPTION                                              PERIOD       EXPENSES       OTHER     FROM RESERVES    PERIOD
----------------------------------------------------  -------------  -----------  -----------  -------------  -----------
Year ended December 31, 1996:
  Allowance for doubtful accounts...................    $   2,680     $    (303)   $     341(B)   $    (286)(A)  $   3,004
                                                           ------    -----------       -----        ------    -----------
                                                           ------    -----------       -----        ------    -----------
Year ended December 31, 1995:
  Allowance for doubtful accounts...................    $   4,149     $     827    $  --         $   2,296(A)  $   2,680
                                                           ------    -----------       -----        ------    -----------
                                                           ------    -----------       -----        ------    -----------
Year ended December 31, 1994:
  Allowance for doubtful accounts...................    $   4,023     $   3,600    $  --         $   3,474(A)  $   4,149
                                                           ------    -----------       -----        ------    -----------
                                                           ------    -----------       -----        ------    -----------

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Reference is made to the information responsive to the Items comprising this
Part III that is contained in the Company's definitive proxy statement for its 1997 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, which is incorporated herein by reference.

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

EXHIBITS

    The following exhibits are filed as part of this Report (for convenience of reference, exhibits are listed according to numbers assigned in the exhibit tables of Item 601 of Regulation S-K under the Securities Exchange Act of 1934 and management contracts and compensatory plans are indicated by an asterisk):

  EXHIBIT
    NO.                                                     DESCRIPTION
-----------  ---------------------------------------------------------------------------------------------------------

       3.1   Amended and restated certificate of incorporation -- filed as Exhibit 3.1 to the Company's annual report on Form 10-K for 1995 and incorporated herein by reference.

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

      10.1   Amended and Restated Revolving Credit and Reimbursement Agreement dated as of August 8, 1995, among the
             Company and NationsBank of Florida, National Association, as agent, and the lenders named therein --
             filed as exhibit 10.1 to the Company's report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference.

      10.2   1988 Stock Incentive Plan, as amended and restated effective March 16, 1995 -- filed as Exhibit 10.2 to the Company's annual report on Form 10-K for 1995 and incorporated herein by reference.*

      10.3   Form of indemnification agreement, dated as of November 18, 1986, between the Company and its directors and officers -- filed as Exhibit 10.30 to the Company's annual report on Form 10-K for 1986 and incorporated herein by reference.

      10.4   Distribution Agreement, dated as of November 12, 1992, between the Company and Worldtex, Inc. -- filed as
             Exhibit 10.25 to the Company's annual report on Form 10-K for 1992 and incorporated herein by reference.

      10.5   Tax Sharing Agreement, dated as of November 12, 1992, between the Company and Worldtex, Inc. -- filed as
             Exhibit 10.26 to the Company's annual report on Form 10-K for 1992 and incorporated herein by reference.

      10.6   Services Agreement, dated as of November 1, 1995, between the Company and Rexel, S. A. -- filed as
             Exhibit 10.7 to the Company's annual report on Form 10-K for 1995 and incorporated herein by reference.

      10.7   Severance Agreement, dated as of March 18, 1994, between the Company, Steinthal Sample Co., Inc. and John
             K. Ziegler -- filed as exhibit 10.19 to the Company's annual report on Form 10-K for 1993 and incorporated herein by reference.*

      10.8   Employment Contract, dated as of March 18, 1994, between the Company and Alain C. Viry -- filed as
             Exhibit 10.20 to the Company's annual report or Form 10-K for 1994 and incorporated herein by reference.*

      10.9   Employment Contract, dated as of June 26, 1994, between the Company and Steven M. Hitt -- filed as
             Exhibit 10.21 to the Company's annual report or Form 10'K for 1994 and incorporated herein by reference.*

     10.10   Employment Contract, dated as of April 12, 1993, between Sacks Electrical Supply Co., Inc. and Jules
             Altshuler -- filed as Exhibit 10.22 to the Company's annual report or Form 10-K for 1994 and incorporated herein by reference.*

     10.11   Employment Contract, dated as of May 27, 1994, between the Company and Jon O. Fullerton -- filed as
             Exhibit 10.23 to the Company's annual report or Form 10'K for 1994 and incorporated herein by reference.*

     10.12   Employment Contract, dated as of June 27, 1994, between the Company and Allan M. Gonopolsky -- filed as
             Exhibit 10.24 to the Company's annual report or Form 10'K for 1994 and incorporated herein by reference.*

     10.13   Employment Contract dated as of July 12, 1988 between the Company and Allan M. Gonopolsky -- filed as
             Exhibit 10.2 to the Company's annual report on Form 10-K for 1988 and incorporated herein by reference.*

     10.14   Letter Agreement, dated April 22, 1992, between the Company and Allan M. Gonopolsky relating to his
             Employment Contract -- filed as Exhibit G to the Company's Proxy Statement, dated September 2, 1992, and incorporated herein by reference.*

     10.15   Employment Contract dated April 22, 1992, between the Company and Robert M. Merson -- filed as Exhibit D to the Company's Proxy Statement, dated September 2, 1992, and incorporated herein by reference.*

      11.1   Statement re computation of per share earnings -- filed herewith.

      21.1   Subsidiaries of the Company -- filed herewith.

      23.1   Consent of Coopers & Lybrand L.L.P. -- filed herewith.

      24.1   Powers of Attorney executed by Messrs. Fullerton, Hitt and Redheuil -- filed herewith.

      24.2   Powers of Attorney executed by certain directors and officers of the Company -- filed as Exhibit 24.1 to the Company's annual report on Form 10-K for 1993 and incorporated herein by reference.

      27.1   Financial Data Schedule -- filed with EDGAR filing only.

    8-K REPORTS

    During the last quarter of the Company's 1996 fiscal year, the Company did not file a Current Report on Form 8-K.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 1997           REXEL, INC.

                                By:           /s/ ALLAN M. GONOPOLSKY
                                     -----------------------------------------
                                                Allan M. Gonopolsky
                                                   VICE PRESIDENT
                                              AND CORPORATE CONTROLLER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 31, 1997 by the following persons on behalf of the registrant and in the capacities indicated.

NAME                                       TITLE
------------------------------  ---------------------------

         ALAIN VIRY*            President and Chief
------------------------------    Executive Officer and
          Alain Viry              Director

       STEVEN M. HITT*
------------------------------  Vice President and Chief
        Steven M. Hitt            Financial Officer

                                Vice President and
   /s/ ALLAN M. GONOPOLSKY        Corporate Controller and
------------------------------    Attorney for persons
     Allan M. Gonopolsky          indicated by asterisk

     FREDERIC DE CASTRO*
------------------------------  Director
      Frederic de Castro

       JOHN B. FRASER*
------------------------------  Director
        John B. Fraser

       R. GARY GENTLES*
------------------------------  Director
       R. Gary Gentles

         AUSTIN LIST*
------------------------------  Director
         Austin List

         ERIC LOMAS*
------------------------------  Director
          Eric Lomas

      GERALD E. MORRIS*
------------------------------  Director
       Gerald E. Morris

       ALAIN REDHEUIL*
------------------------------  Director
        Alain Redheuil

       NICOLAS SOKOLOW*
------------------------------  Director
       Nicolas Sokolow

       SERGE WEINBERG*
------------------------------  Director
        Serge Weinberg

                               INDEX TO EXHIBITS

  EXHIBIT
    NO.                                                     DESCRIPTION
-----------  ---------------------------------------------------------------------------------------------------------

       3.1   Amended and restated certificate of incorporation -- filed as Exhibit 3.1 to the Company's annual report on Form 10-K for 1995 and incorporated herein by reference.

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

      10.1   Amended and Restated Revolving Credit and Reimbursement Agreement dated as of August 8, 1995, among the
             Company and NationsBank of Florida, National Association, as agent, and the lenders named therein --
             filed as exhibit 10.1 to the Company's report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference.

      10.2   1988 Stock Incentive Plan, as amended and restated effective March 16, 1995 -- filed as Exhibit 10.2 to the Company's annual report on Form 10-K for 1995 and incorporated herein by reference.*

      10.3   Form of indemnification agreement, dated as of November 18, 1986, between the Company and its directors and officers -- filed as Exhibit 10.30 to the Company's annual report on Form 10-K for 1986 and incorporated herein by reference.

      10.4   Distribution Agreement, dated as of November 12, 1992, between the Company and Worldtex, Inc. -- filed as
             Exhibit 10.25 to the Company's annual report on Form 10-K for 1992 and incorporated herein by reference.

      10.5   Tax Sharing Agreement, dated as of November 12, 1992, between the Company and Worldtex, Inc. -- filed as
             Exhibit 10.26 to the Company's annual report on Form 10-K for 1992 and incorporated herein by reference.

      10.6   Services Agreement, dated as of November 1, 1995, between the Company and Rexel, S. A. -- filed as
             Exhibit 10.7 to the Company's annual report on Form 10-K for 1995 and incorporated herein by reference.

      10.7   Severance Agreement, dated as of March 18, 1994, between the Company, Steinthal Sample Co., Inc. and John
             K. Ziegler -- filed as exhibit 10.19 to the Company's annual report on Form 10-K for 1993 and incorporated herein by reference.*

      10.8   Employment Contract, dated as of March 18, 1994, between the Company and Alain C. Viry -- filed as
             Exhibit 10.20 to the Company's annual report or Form 10-K for 1994 and incorporated herein by reference.*

      10.9   Employment Contract, dated as of June 26, 1994, between the Company and Steven M. Hitt -- filed as
             Exhibit 10.21 to the Company's annual report or Form 10'K for 1994 and incorporated herein by reference.*

     10.10   Employment Contract, dated as of April 12, 1993, between Sacks Electrical Supply Co., Inc. and Jules
             Altshuler -- filed as Exhibit 10.22 to the Company's annual report or Form 10-K for 1994 and incorporated herein by reference.*

     10.11   Employment Contract, dated as of May 27, 1994, between the Company and Jon O. Fullerton -- filed as
             Exhibit 10.23 to the Company's annual report or Form 10'K for 1994 and incorporated herein by reference.*

     10.12   Employment Contract, dated as of June 27, 1994, between the Company and Allan M. Gonopolsky -- filed as
             Exhibit 10.24 to the Company's annual report or Form 10'K for 1994 and incorporated herein by reference.*

     10.13   Employment Contract dated as of July 12, 1988 between the Company and Allan M. Gonopolsky -- filed as
             Exhibit 10.2 to the Company's annual report on Form 10-K for 1988 and incorporated herein by reference.*

     10.14   Letter Agreement, dated April 22, 1992, between the Company and Allan M. Gonopolsky relating to his
             Employment Contract -- filed as Exhibit G to the Company's Proxy Statement, dated September 2, 1992, and incorporated herein by reference.*

     10.15   Employment Contract dated April 22, 1992, between the Company and Robert M. Merson -- filed as Exhibit D to the Company's Proxy Statement, dated September 2, 1992, and incorporated herein by reference.*

      11.1   Statement re computation of per share earnings -- filed herewith.

      21.1   Subsidiaries of the Company -- filed herewith.

      23.1   Consent of Coopers & Lybrand L.L.P. -- filed herewith.

      24.1   Powers of Attorney executed by Messrs. Fullerton, Hitt and Redheuil -- filed herewith.

      24.2   Powers of Attorney executed by certain directors and officers of the Company -- filed as Exhibit 24.1 to the Company's annual report on Form 10-K for 1993 and incorporated herein by reference.

      27.1   Financial Data Schedule -- filed with EDGAR filing only.