Form 10-K/A
period 1996-12-31
REXEL INC
filed 1997-04-01
CIK 107203

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                 FORM 10-K/A#1

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

      11.1   Statement re computation of per share earnings -- filed herewith.*

      21.1   Subsidiaries of the Company -- filed herewith.*

      23.1   Consent of Coopers & Lybrand L.L.P. -- filed herewith.*

      24.1   Powers of Attorney executed by Messrs. Fullerton, Hitt and Redheuil -- filed herewith.*

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