Form 10-Q
period 1997-03-31
REXEL INC
filed 1997-05-14
CIK 107203

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 1997

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
Yes |X| No ___

     Indicate number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           DATE                    CLASS                SHARES OUTSTANDING
           ----                    -----                ------------------

        MAY 1, 1997             COMMON STOCK                26,028,790
        -----------             ------------                ----------


                                   REXEL, INC.

                                      INDEX
                                      -----

                                                                     PAGE NUMBER
                                                                     -----------

Part I -  Financial Information

          Condensed Consolidated Balance Sheets (Unaudited) at
            March 31, 1997 and December 31,
            1996...................................................        1

          Condensed Consolidated Statements of Income (Unaudited)
            for the Three Months Ended March 31, 1997 and
            1996...................................................        2

          Condensed Consolidated Statements of Cash Flows
            (Unaudited) for the Three Months Ended March 31, 1997
            and 1996...............................................        3

          Notes to Unaudited Condensed Consolidated Financial
            Statements.............................................        4

          Report of Independent Accountants........................        6

          Management's Discussion and Analysis of Financial
            Condition and Results of Operations....................        7

Part II - Other Information........................................       10


                                   REXEL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (000's omitted, except for share amounts)

                                                             Mar. 31,   Dec. 31,
                                                               1997       1996
                                                           ---------  ---------
                                                                 (UNAUDITED)

ASSETS
------
Current Assets
        Cash                                               $  18,867  $  14,396
        Accounts and Notes Receivable - Net                  171,108    156,450
        Inventories                                          124,091    117,657
        Prepaid Expenses and Other Current Assets              9,002     10,423
        Income Taxes Receivable                                  256          0
        Deferred Income Taxes                                  3,968      3,747
                                                           ---------  ---------
                  Total Current Assets                       327,292    302,673

Investments and Noncurrent Receivables                           876        814
Fixed Assets - Net                                            47,720     48,218
Other Assets                                                   3,476      3,286
Goodwill - Net                                                87,913     73,947
                                                           ---------  ---------
                                                           $ 467,277  $ 428,938
                                                           =========  =========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities
        Short-Term Debt                                    $  47,400  $  25,500
        Current Portion of Long-Term Debt                      7,705      7,737
        Accounts Payable - Trade and Other
          Liabilities                                        174,451    161,377
        Income Taxes Payable                                       0      2,186
                                                           ---------  ---------
                  Total Current Liabilities                  229,556    196,800

Long-Term Debt                                                22,205     29,582
Other Long-Term Liabilities                                    5,851      3,476
Deferred Income Taxes                                          2,894      2,973

Stockholders' Equity
        Preferred Stock (Authorized 2,000,000
          Shares, None Issued)                                     0          0
        Common Stock (26,644,433 and 26,313,633
          Shares Issued)                                      26,645     26,314
        Capital Surplus                                       98,202     94,706
        Retained Earnings                                     86,813     79,976
        Treasury Stock, at Cost (621,243 Shares)              (4,889)    (4,889)
                                                           ---------  ---------
                                                             206,771    196,107
                                                           ---------  ---------
                                                           $ 467,277  $ 428,938
                                                           =========  =========

          See accompanying report of independent accountants and notes to unaudited condensed consolidated financial statements.

                                   REXEL, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (000's omitted, except for per share amounts)

                                                          THREE MONTHS ENDED
                                                                MARCH 31,
                                                          ------------------
                                                          1997         1996
                                                        --------     --------
                                                               (UNAUDITED)

Net Sales                                               $318,666     $264,757
Cost Of Goods Sold                                       252,437      208,497
                                                        --------     --------
   Gross Profit                                           66,229       56,260
Selling and Administrative Expenses                       52,808       45,011
                                                        --------     --------
   Operating Profit                                       13,421       11,249
                                                        --------     --------
Interest Expense                                           1,627        1,292
Other Income - Net                                            96           77
                                                        --------     --------
Income From Operations Before Income Taxes                11,890       10,034
Provision For Income Taxes                                 5,053        4,415
                                                        --------     --------
Net Income                                              $  6,837     $  5,619
                                                        ========     ========

Income Per Common Share                                 $    .26     $    .22
                                                        ========     ========

Average Number of Common and Common
  Equivalent Shares                                     $ 26,055     $ 26,076
                                                        ========     ========


          See accompanying report of independent accountants and notes to unaudited condensed consolidated financial statements.

                                   REXEL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000's omitted)

                                                          THREE MONTHS ENDED
                                                                MARCH 31,
                                                          ------------------
                                                          1997         1996
                                                        ---------   ----------
                                                               (UNAUDITED)

Net Cash Provided By (Used In) Operating Activities     $  8,595    $  (6,399)
                                                        ---------   ----------
Cash Flows From Investing Activities:
     Capital Expenditures                                   (931)     (1,583)
     Cost of Acquisitions                                (20,160)          0
     Other Investing Activities                               16          (3)
                                                        ---------   ----------
       Net Cash Used In Investing Activities             (21,075)     (1,586)
                                                        ---------   ----------
Cash Flows From Financing Activities:
     Net Borrowings under Line of Credit Arrangements     21,900       9,500
     Acquisition of Treasury Shares                            0         (19)
     Proceeds From Exercise of Stock Options               2,449           6
     Other Debt Payments and Financing Activities         (7,398)     (7,457)
                                                        ---------   ----------
           Net Cash Provided By Financing Activities      16,951       2,030
                                                        ---------   ----------
Net Increase (Decrease) In Cash                            4,471      (5,955)
Cash and Cash Equivalents at Beginning of Period          14,396      10,013
                                                        ---------   ----------
Cash and Cash Equivalents at End of Period              $ 18,867    $  4,058
                                                        =========   ==========
Supplemental information of business acquired:
     Fair value of assets acquired, other than cash     $ 30,230
     Liabilities assumed                                  (5,342)
     Liability issued to seller                           (4,728)
                                                        ---------
     Cash paid                                          $ 20,160
                                                        =========

          See accompanying report of independent accountants and notes to unaudited condensed consolidated financial statements.

                                   REXEL, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying financial information should be read in conjunction with the consolidated financial statements, including the notes thereto, for the year ended December 31, 1996. The condensed consolidated balance sheet as of December 31, 1996 has been summarized from the Company's audited consolidated balance sheet as of that date but does not include all disclosures required by generally accepted accounting principles.

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


5. On August 7, 1996, the Company acquired the common stock of Utility Products Supply Co. of Denver, Colorado, a distributor of electrical products to the utility industries with locations in Colorado, Arizona, California and Kansas, for cash and deferred payments totaling $5.6 million. The acquisition has been recorded as a purchase and the excess of the total purchase price over the fair value of the net assets acquired ($3.1 million) is being amortized over 40 years. Utility Products Supply's results of operations are included in the Company's financial statements from the date of acquisition.

     On November 12, 1996, the Company acquired the common stock of Cable & Connector Warehouse, Inc. of Dallas, Texas ("CCW"), a distributor of electronic wire, cable, connectors and related apparatus to manufacturers of data and telecommunications products with locations in Louisiana, Texas, Colorado, California, Oregon and Kansas, for cash consideration of $20.2 million (including $0.2 million of acquisition costs), plus contingent consideration of up to $4.0 million based upon achieving certain operating results in 1997. Any contingent payments will be recorded as additional purchase price.

     Effective January 1, 1997, the Company acquired the assets of Southland Electrical Supply Company, a distributor of electrical parts and supplies with eight locations in Kentucky for a cash purchase price of approximately $25.0 million.

     Each of these acquisitions has been recorded as a purchase, and the excess of the total purchase price over the fair value of the net assets acquired is being amortized over 40 years. Results of operations of the companies are included in the Company's financial statements from the respective dates of acquisition. The following table summarizes the effect on consolidated sales and income of the Company for the three months ended March 31, 1996 on an unaudited pro forma basis, assuming the acquisitions had been consummated as of January 1, 1996:

          Net sales                     $294,593
                                        ========
          Net income                    $  5,690
                                        ========
          Net income per share          $    .22
                                        ========

     The pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been in effect at the beginning of the period or are they necessarily indicative of future consolidated results.

REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders of
Rexel, Inc.


We have reviewed the accompanying condensed consolidated balance sheet of Rexel, Inc. (the "Company") as of March 31, 1997, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1996, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year then ended (not presented herein), and in our report dated February 14, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




COOPERS & LYBRAND L.L.P.




Miami, Florida
April 18, 1997

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

Earnings per share for the first quarter of 1997 increased to $.26 per share from $.22 per share in the first quarter of 1996 on a 21.7% increase in net income from $5.6 million to $6.8 million.

Sales for the first quarter ended March 31, 1997 were up 20.4% (8.1% on same branch sales) to $318.7 million compared to first quarter 1996 sales of $264.8 million. Sales for the first quarter of 1997 include those of Utility Products Supply, Cable & Connector Warehouse and Southland Electrical acquired on August 7, 1996, November 12, 1996 and January 1, 1997, respectively.

The following table sets forth the percentage which certain income and expense items bear to net sales:

                                                    Three Months Ended
                                                        March 31,
                                                    ------------------
                                                      1997      1996
                                                     ------    ------
                    Net Sales                        100.0%    100.0%
                                                     ======    ======
                    Gross Margin                      20.8%     21.2%
                    Selling and Administrative
                      Expense                         16.6      17.0
                                                     ------    ------
                    Operating Profit                   4.2       4.2
                    Interest Expense                   0.5       0.4
                    Other Income                        -         -
                    Income Before Taxes                3.7%      3.8%
                                                     ======    ======

The acquisitions referred to above account for 12.5% of the overall 20.4% increase in sales. The 8.1% increase in same store sales noted above occurred mainly in the Company's California, Arizona, North Texas and Florida markets. Most of the increase is attributable to the commercial construction segment of the Company's markets, which has shown a positive trend since mid-year 1996. All divisions of the Company registered increases in same store sales with the exception of the Midwest. Midwest sales reflect a reduction in industrial activity in that area. Sales of the Utility Products division were negatively impacted by bad weather during the first quarter of 1997. During the first quarter of 1997, the Company opened one new branch and closed two branches.

For the first quarter of 1997, gross margins increased $10.0 million or 17.7% over the same period of the prior year. As a percentage of sales, gross profit was 20.8% in the first quarter of 1997 compared to 20.7% in the fourth quarter of 1996 and 21.2% in the first quarter of 1996. Excluding LIFO, the gross profit percentage in 1997 was 20.8% compared to 20.1% in the fourth quarter of 1996 and 21.2% in the first quarter of 1996. The deterioration in gross profit percentage points between the first quarter of 1997 and the first quarter of 1996 can be analyzed as follows:

                    Sales mix                           0.2%
                    Utility contracts                  (0.1)
                    Trading margin                     (0.5)
                    --------------                     -----
                                                       (0.4)%
                                                       =====

Compared to the first quarter of 1996, the percentage of total sales from inventory in 1997 increased by two percentage points.
Inventory sales have historically had a gross margin percentage roughly twice the gross margin percentage attributable to direct sales.

The deterioration in trading margin from the first quarter of 1996 is driven by lower cooper prices and aggressive pricing to drive sales. The improvement in margins before LIFO from the fourth quarter of 1996 is attributable to continued focus on improving margins and some inflation in commodity product prices, particularly copper wire.

For the quarter ended March 31, 1997, selling and administrative expenses increased by $7.8 million or 17.3% compared to the first quarter of 1996. As a percentage of sales, expenses were 16.6% in the first quarter of 1997 compared to 17.0% for the same period a year ago. Compared to the fourth quarter of 1996, selling and administrative expenses in 1997 were up 11.3%. Excluding acquisitions and new and closed branches, selling and administrative expenses in the first quarter of 1997 were up $2.3 million compared to the first quarter of 1996 and $1.6 million when compared with the fourth quarter of 1996. The increase reflects increased levels of advertising and special promotions, acquisition activities, travel costs relating to the appointment of a new chief executive officer and other management changes, an increase in bad debt expense relative to last year due to higher recoveries in the first quarter of 1996 and increased labor expenses due to higher headcount and new incentive programs to drive sales. Labor, as a percentage of gross profit, was 52.5% for the first quarter of 1997 compared to 53.3% for the first quarter of 1996.

The increase in interest expense for the quarter ended March 31, 1997 reflects an increased level of debt related to acquisitions.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Total assets at March 31, 1997 increased $38.3 million or 8.9% compared to year-end 1996, of which approximately $28.0 million was attributable to the acquisition of Southland. Cash increased $4.5 million to $18.9 million from $14.4 million at December 31, 1996, primarily as a result of cash provided by operating activities ($8.6 million) and the exercise of stock options ($2.4 million) offset by the paydown of long-term debt ($7.4 million). For the first quarter of 1996, $6.4 million of cash was used in operating activities, driven mainly by the payment of year-end 1995 compensation and bonuses.

Accounts and notes receivable, excluding acquisitions, increased by $6.1 million at March 31, 1997 compared to December 31, 1996 with the number of days sales represented by accounts receivable at 48 days at March 31, 1997 compared to 46 days at December 31, 1996. Inventory, excluding acquisitions, increased $1.7 million with inventory days improving to 71 days at March 31, 1997 from 74 days at December 31, 1996. Excluding acquisitions, capital expenditures were $0.9 million in the first quarter of 1997, mainly for the upgrade of computer systems.

Total liabilities increased by $27.7 million. Short-term debt increased $21.9 million, primarily as a result of the Southland acquisition. Trade accounts payable and other liabilities, excluding acquisitions, increased $5.4 million, with trade accounts payable days improving from 42 days at December 31, 1996 to 49 days at March 31, 1997. The reduction in long-term debt of $7.4 million includes the March 1997 installment of $7.1 million on the 9.78% Senior Notes. The increase in other long-term obligations includes $2.4 million of the Southland purchase price.

Equity increased $10.7 million as a result of first quarter 1997 earnings of $6.8 million, proceeds from the exercise of non-qualified stock options of $2.4 million and a tax benefit of approximately $1.5 million associated with the exercise of the options.

The Company's debt to equity ratio (defined as the ratio of debt including capital lease obligations to total stockholders' equity) was 0.4 to 1 at March 31, 1997 compared to 0.3 to 1 at December 31, 1996. The current ratio was 1.4 at March 31, 1997 compared to 1.5 at December 31, 1996

On April 29, 1997, the Company acquired the common stock of Chemco Electric Supply, Inc., a distributor of electrical parts and supplies with three distribution centers located in Tampa, Bartow and Pinellas Park, Florida for a total consideration of approximately $7.4 million consisting of cash of $6.9 million ($1.1 million of which was paid to Chemco as payment for a selling shareholder's debt to Chemco and purchase of a life insurance policy) and a future obligation of $0.5 million. Chemco had sales of approximately $23 million for its fiscal year ended December 31, 1996.

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

               27.1 Financial Data Schedule (Filed with EDGAR filing only)

          (b)  REPORTS ON FORM 8-K
               -------------------

               During the quarter ended March 31, 1997 the Company did not file any Current Reports on Form 8-K.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

                                        REXEL,  INC.



Date:  May 14, 1997                     By:/S/ALLAN GONOPOLSKY
                                           ------------------------
                                           Allan  Gonopolsky
                                           Vice President and
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