Form 10-Q
period 1997-06-30
REXEL INC
filed 1997-08-14
CIK 107203

FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

              X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             ---
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 1997

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X No ___
   ---
          Indicate number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


         DATE                        CLASS               SHARES OUTSTANDING
         ----                        -----               ------------------
    AUGUST 5, 1997                COMMON STOCK               26,037,690
    --------------                ------------               ----------


                                   REXEL, INC.

                                      INDEX
                                      -----

                                                                     PAGE NUMBER
                                                                     -----------

Part I -  Financial Information

          Condensed Consolidated Balance Sheets (Unaudited)
              at June 30, 1997 and December 31, 1996.................          1

          Condensed Consolidated Statements of Income
              (Unaudited) for the Six and Three Months Ended June 30,
              1997 and 1996..........................................          2

          Condensed Consolidated Statements of Cash Flows
              (Unaudited) for the Six Months Ended June 30, 1997
              and 1996...............................................          3

          Notes to Unaudited Condensed Consolidated
              Financial Statements...................................          4

          Independent Accountants' Review Report.....................          6

          Management's Discussion and Analysis of Financial
              Condition and Results of Operations....................          7

Part II - Other Information..........................................         11


                                                 REXEL, INC.
                                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (000's omitted, except for share amounts)

                                                                                June 30,           Dec. 31,
                                                                                  1997               1996
                                                                               ----------         ----------
                                                                                      (UNAUDITED)
ASSETS
------
Current Assets
           Cash                                                                $  16,190          $  14,396
           Accounts and Notes Receivable - Net                                   187,406            156,450
           Inventories                                                           125,346            117,657
           Prepaid Expenses and Other Current Assets                               8,598             10,423
           Deferred Income Taxes                                                   4,088              3,747
                                                                               ----------         ----------
                     Total Current Assets                                        341,628            302,673

Investments and Noncurrent Receivables                                               192                814
Fixed Assets - Net                                                                47,511             48,218
Other Assets                                                                       3,503              3,286
Goodwill - Net                                                                    91,690             73,947
                                                                               ----------         ----------
                                                                               $ 484,524          $ 428,938
                                                                               ==========         ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities
           Short-Term Debt                                                     $  37,100          $  25,500
           Current Portion of Long-Term Debt                                       7,708              7,737
           Accounts Payable - Trade and Other Liabilities                        188,293            161,377
           Income Taxes Payable                                                    4,721              2,186
                                                                               ----------         ----------
                     Total Current Liabilities                                   237,822            196,800

Long-Term Debt                                                                    22,053             29,582
Other Long-Term Liabilities                                                        5,936              3,476
Deferred Income Taxes                                                              2,774              2,973

Stockholders' Equity
           Preferred Stock (Authorized 2,000,000 Shares, None Issued)                  0                  0
           Common Stock (26,654,933 and 26,313,633 Shares Issued)                 26,655             26,314
           Capital Surplus                                                        98,261             94,706
           Retained Earnings                                                      95,912             79,976
           Treasury Stock, at Cost (621,243 Shares)                               (4,889)            (4,889)
                                                                               ----------         ----------
                                                                                 215,939            196,107
                                                                               ----------         ----------
                                                                               $ 484,524          $ 428,938
                                                                               ==========         ==========


        See accompanying independent accountants' review report and notes to unaudited condensed consolidated financial statements.

                                                      REXEL, INC.
                                      CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                     (000's omitted, except for per share amounts)

                                                            SIX MONTHS ENDED                    THREE MONTHS ENDED
                                                                 JUNE 30,                             JUNE 30,
                                                            ----------------                      ----------------
                                                         1997              1996               1997              1996
                                                       --------          --------            --------         --------
                                                             (UNAUDITED)                          (UNAUDITED)
Net Sales                                              $666,834          $556,648            $348,168         $291,891
Cost Of Goods Sold                                      528,962           439,323             276,525          230,826
                                                       --------          --------            --------         --------
   Gross Profit                                         137,872           117,325              71,643           61,065
Selling and Administrative Expenses                     107,270            91,494              54,462           46,483
                                                       --------          --------            --------         --------
   Operating Profit                                      30,602            25,831              17,181           14,582
Interest Expense                                          3,141             2,543               1,514            1,251
Other Income - Net                                          253               242                 157              165
Income From Operations Before Income Taxes               27,714            23,530              15,824           13,496
Provision For Income Taxes                               11,778            10,353               6,725            5,938
                                                       --------          --------            --------         --------
Net Income                                             $ 15,936          $ 13,177            $  9,099         $  7,558
                                                       ========          ========            ========         ========
Net Income Per Common Share                            $    .61          $    .51            $    .35         $    .29
                                                       ========          ========            ========         ========
Weighted Average Number of Common and
Common Equivalent Shares                                 26,152            26,000              26,249           25,923
                                                       ========          ========            ========         ========

                           See accompanying independent accountants' review report and notes to unaudited condensed consolidated financial statements.


                                              REXEL, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (000's omitted)

                                                                             SIX MONTHS ENDED
                                                                                 JUNE 30,
                                                                     ---------------------------------
                                                                         1997                 1996
                                                                     ------------         ------------
                                                                               (UNAUDITED)


Net Cash Provided By Operating Activities                             $   23,225           $    6,399
                                                                     ------------         ------------
Cash Flows From Investing Activities:
       Capital Expenditures                                               (2,445)              (2,584)
       Cash paid for Acquisitions                                        (25,146)                   0
       Other Investing Activities                                          1,738                 (137)
                                                                     ------------         ------------

           Net Cash Used In Investing Activities                         (25,853)              (2,721)
                                                                     ------------         ------------

Cash Flows From Financing Activities:
       Net Borrowings under Line of Credit Arrangement                    11,600                6,950
       Acquisition of Treasury Shares                                          0                  (19)
       Proceeds From Exercise of Stock Options                             2,518                   85
       Other Debt Payments and Financing Activities                       (9,696)              (7,674)
                                                                     ------------         ------------

           Net Cash Provided By (Used In) Financing Activities             4,422                 (658)
                                                                     ------------         ------------

Net Increase In Cash                                                       1,794                3,020
Cash at Beginning of Period                                               14,396               10,013
                                                                     ------------         ------------
Cash at End of Period                                                 $   16,190           $   13,033
                                                                     ============         ============

Supplemental information of business acquired:
       Fair value of assets acquired, other than cash                 $   40,572
       Liabilities assumed                                               (10,197)
       Liabilities issued to sellers                                      (5,229)
                                                                     ------------
       Cash paid for acquisitions                                     $   25,146
                                                                     ============

               See accompanying independent accountants' review report and notes to unaudited condensed consolidated financial statements.

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

4. Net income per common share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the periods.

5. On August 7, 1996, the Company acquired the common stock of Utility Products Supply Co. of Denver, Colorado ("UPS"), a distributor of electrical products to the utility industries with locations in Colorado, Arizona, California and Kansas, for cash and deferred payments totaling $5.6 million.

     On November 12, 1996, the Company acquired the common stock of Cable & Connector Warehouse, Inc. of Dallas, Texas ("CCW"), a distributor of electronic wire, cable, connectors and related apparatus to manufacturers of data and telecommunications products with locations in Louisiana, Texas, Colorado, California, Oregon and Kansas, for cash consideration of $20.2 million (including $0.2 million of acquisition costs), plus contingent consideration of up to $4.0 million based upon achieving certain operating results in 1997. Any contingent consideration will be recorded as additional purchase price.

     Effective January 1, 1997, the Company acquired the assets of Southland Electrical Supply Company ("Southland"), a distributor of electrical parts and supplies with eight locations in Kentucky for a cash purchase price (including $0.2 million of acquisition costs) of approximately $20.1 million and a future obligation of $4.7 million.

     On April 29, 1997, the Company acquired the common stock of Chemco Electric Supply, Inc., ("Chemco") a distributor of electrical parts and supplies with three distribution centers located in Tampa, Bartow and Pinellas Park, Florida for a total consideration (including $0.2 million of acquisition costs) of approximately $5.5 million consisting of cash of $5.0 million and a future obligation of $0.5 million. Concurrent with the Chemco acquisition, the Company paid approximately $2.1 million of Chemco bank debt and received approximately $1.1 million from the seller as payment for the selling shareholder's debt to Chemco and the purchase of a life insurance policy.

     Each of these acquisitions has been recorded as a purchase, and the excess of the total purchase price over the fair value of the net assets acquired ($3.0 million for UPS, $13.7 million for CCW, $14.6 million for Southland and $4.3 million for Chemco) is being amortized over 40 years. Results of operations of the companies are included in the Company's financial statements from the respective dates of acquisition. The following table summarizes the effect on consolidated sales and income of the Company for the six and three months ended June 30, 1997 and 1996 on an unaudited pro forma basis, assuming the acquisitions had been consummated on January 1, 1996:


                                              SIX MONTHS ENDED                    THREE MONTHS ENDED
                                                  JUNE 30,                             JUNE 30,
                                         ---------------------------         ---------------------------
                                            1997             1996               1997              1996
                                         ----------       ----------         ----------       ----------
           Net sales                     $  673,485       $  631,499         $  349,536       $  330,348
                                         ==========       ==========         ==========       ==========
           Net income                    $   16,011       $   13,959         $    9,094       $    8,239
                                         ==========       ==========         ==========       ==========
           Net income per share          $      .61       $      .54         $      .35       $      .32
                                         ==========       ==========         ==========       ==========


          The pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been consummated on January 1, 1996 or are they necessarily indicative of future operating results.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Stockholders of Rexel, Inc.


We have reviewed the accompanying condensed consolidated balance sheet of Rexel, Inc. and subsidiaries (the "Company") as of June 30, 1997, and the related condensed consolidated statements of income and cash flows for the three-month period then ended. These financial statements are the responsibility of the Company's management. The financial statements of the Company for the three-month period ended March 31, 1997 and for the three-month and six-month periods ended June 30, 1996 were reviewed by other accountants whose reports, dated April 18, 1997 and August 7, 1996, respectively, stated that they were not aware of any material modifications that should be made to those financial statements for them to be in conformity with generally accepted accounting principles. The financial statements of the Company for the year ended December 31, 1996 were audited by other auditors whose report, dated February 14, 1997, expressed an unqualified opinion on those statements.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements as of June 30, 1997 and for the three-month period then ended for them to be in conformity with generally accepted accounting principles.




/s/ DELOITTE & TOUCHE LLP




Miami, Florida
August 13, 1997

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

Earnings per share for the second quarter of 1997 increased to $.35 per share from $.29 per share in the second quarter of 1996 on a 20.4% increase in net income from $7.6 million to $9.1 million. Earnings per share for the six months ended June 30,1997 increased to $.61 per share from $.51 per share for the first six months of 1996 on a 20.9% increase in net income from $13.2 million to $15.9 million.

Sales for the second quarter ended June 30, 1997 were up 19.3% (5.8% on same branch sales) to $348.2 million compared to second quarter 1996 sales of $291.9 million. For the six months ended June 30, 1997, sales were up 19.8% (6.7% on same branch sales) to $666.8 million from $556.6 million for the first six months of 1996.

The following table sets forth the percentage which certain income and expense items bear to net sales:

                                   Three Months Ended     Six Months Ended
                                        June 30,              June 30,
                                   -----------------     -----------------
                                     1997     1996         1997     1996
                                     ----     ----         ----     ----

Net Sales                           100.0%    100.0%       100.0%   100.0%
                                    ======    ======       ======   ======
Gross Profit                         20.6%     20.9%        20.7%    21.1%
Selling and Administrative
  Expenses                           15.6      15.9         16.1     16.4
                                    ------    ------       ------   ------
Operating Profit                      5.0       5.0          4.6      4.7
Interest Expense                      0.4       0.4          0.5      0.5
Other Income                           -         -           0.1       -
                                    ------    ------       ------   ------
Income Before Taxes                   4.6%      4.6%         4.2%     4.2%
                                    ======    ======       ======   ======


Sales for 1997 include $39.2 million and $72.2 million for the quarter and six months ended June 30, 1997, respectively, for Utility Products Supply, Cable Connector Warehouse, Southland Electrical and Chemco Electric Supply, acquired, respectively, on August 7, 1996, November 12, 1996, January 1, 1997 and April 29, 1997. These acquisitions accounted for 13.4% of the 19.3% sales increase for the quarter and 13.0% of the 19.8% sales increase for the six months. The increase in same branch sales for both the quarter and six months is primarily attributable to growth in commercial construction in the California, Arizona, North Texas and Florida markets. Backlogs in commercial construction operations remain strong while industrial operations backlogs are flat to slightly up. Excluding acquisitions, no branches were opened or closed during the second quarter of 1997. The Company opened one new branch and closed two branches in the first quarter of 1997.

For the second quarter of 1997, gross margins increased $10.6 million to $71.6 million, or 17.3% over the same period in 1996. For the six months ended June 30, 1997, gross margin increased $20.5 million, or 17.5% over the same period in 1996. Acquisitions accounted for 13.4% of the increase for the quarter and 12.8% of the increase for the six months. As a percentage of sales, gross profit was 20.6% in the second quarter of 1997 compared to 20.9% in the second quarter of 1996. For the six months ended June 30, 1997, the percentage was 20.7% compared to 21.1% a year ago. The decline in gross profit percentage points can be analyzed as follows:

                                  Three Months Ended        Six Months Ended
                                    June 30, 1997             June 30, 1997
                                  ------------------       ------------------
           Sales Mix                   0.2%                      0.2%
           Utility Markets            (0.2)                     (0.2)
           LIFO                       (0.1)                     (0.1)
           Trading Margins            (0.2)                     (0.3)
                                     -------                   -------
                                      (0.3)%                    (0.4)%
                                     =======                   =======


For both the quarter and six months ended June 30, 1997, stock sales (sales from inventory) represented a greater percentage of total sales than direct sales (sales shipped directly to the customer from the vendor). Stock sales have historically had a gross margin percentage roughly twice the gross margin percentage attributable to direct sales. Utility margins continue to be negatively impacted by the trend of utility companies to consolidate their purchasing, thereby reducing the number of their electrical suppliers and increasing their ability to demand lower pricing. LIFO reserves were increased by $0.2 million in the second quarter of 1997 for a total increase of $0.4 million for the six months ended June 30, 1997 compared to a decrease of $0.1 million for both the quarter and six months ended June 30, 1996 resulting from inflation in copper prices in 1997 compared to deflation in 1996. The deterioration in trading margin is the result of competitive pressures and efforts to drive same store sales.

For the quarter ended June 30, 1997, selling and administrative expenses increased $8.0 million to $54.5 million or 17.2% compared to the same period of the prior year. For the six months ended June 30, 1997, selling and administrative expenses increased $15.8 million to $107.3 million or 17.2% compared to the six months ended June 30, 1996. As a percentage of sales, selling and administrative expenses were 15.6% and 16.1%, respectively, for the quarter and six months ended June 30, 1997 as compared to 15.9% and 16.4%, respectively, for the quarter and six months ended June 30, 1996. For the quarter ended March 31, 1997, these expenses were 16.6% of sales.

Excluding acquisitions and new and closed branches, selling and administrative expenses in the second quarter of 1997 were up $1.9 million or 4.1% compared to the same period of the prior year. For the six months, this increase was $4.2 million or 4.6%, whereas in the first quarter of 1997 the percentage increase was 5.1% compared to the same period of the prior year. These results reflect the elimination in the second quarter of 1997 of $1.0 million of nonrecurring costs in the first quarter of 1997 and the Company's focus on controlling costs. As a percentage of gross profit, selling and administrative expenses were 76.0% and 77.8%, respectively, for the quarter and six months ended June 30, 1997 compared to 76.1% and 78.0%, respectively, for the same periods of the prior year.

The increase in interest expense for the quarter and six months reflects an increased level of debt related primarily to acquisitions.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Total assets at June 30, 1997 increased $55.6 million or 13.0% compared to year-end 1996, of which $36.0 million was attributable to 1997 acquisitions.

Cash increased $1.8 million to $16.2 million from $14.4 million at December 31, 1996. Cash provided by operating activities ($23.2 million), together with borrowings under the line of credit arrangement ($11.6 million) and funds from the exercise of stock options ($2.5 million) were used for acquisitions ($25.1 million), payment of debt ($9.7 million, including $2.1 million in connection with the Chemco acquisition) and capital expenditures ($2.4 million). The increase in cash provided by operating activities for the first six months of 1997 compared to the same period of the prior year is driven by operations and a more favorable variance in operating assets.

Accounts and notes receivable, excluding acquisitions, increased by $20.4 million at June 30, 1997 compared to December 31, 1996. The number of days sales represented by total accounts receivable was 48 days at June 30, 1997 compared to 46 days at December 31, 1996. Inventory, excluding acquisitions, increased $0.5 million. Total inventory days improved to 66 days at June 30, 1997 from 74 days at December 31, 1996.

Excluding acquisitions, capital expenditures were $2.4 million in the first six months of 1997 mainly for the upgrade of computer systems.

Total liabilities increased $35.8 million. Short-term debt increased $11.6 million, primarily as a result of acquisitions. Trade accounts payable and other liabilities, excluding acquisitions, increased $16.1 million. Total trade accounts payable days improved from 42 days at December 31, 1996 to 49 days at June 30, 1997. The reduction in long-term debt of $7.5 million includes the March 1997 installment of $7.1 million on the 9.78% Senior Notes. The increase in other long-term obligations includes $2.4 million of deferred purchase price for the Southland acquisition.

Equity increased $19.8 million as a result of 1997 earnings of $15.9 million, proceeds from the exercise of non-qualified stock options of $2.5 million and a tax benefit of approximately $1.4 million associated with the exercise of the options.

The Company's debt to equity ratio (defined as the ratio of debt including capital lease obligations to total stockholders' equity) was 0.3 to 1 at both June 30, 1997 and December 31, 1996. The current ratio was 1.4 at June 30, 1997 compared to 1.5 at December 31, 1996.

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

                           PART II - OTHER INFORMATION


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

          The Company held its annual meeting of stockholders on May 20, 1997. At the meeting, the following persons were elected as directors of the Company by the votes indicated below:


NAME                           FOR            AUTHORITY WITHHELD
----                           ---            ------------------

Pierre Chareyre             22.939,028             14,974

John B. Fraser              22.939,628             14,374

Gilles Guinchard            22.939,412             14,590

Eric Lomas                  22.940,312             13,690

Alain Redheuil              22.939,412             14,590


In addition, the terms as directors of the Company of R. Gary Gentles, Austin List, Gerald Morris, Nicolas Sokolow and Serge Weinberg continued after the meeting.

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

                     27.1                Financial  Data  Schedule  (Filed  with
                                         EDGAR filing only)


          (b)     REPORTS ON FORM 8-K
                  -------------------

                  During the quarter ended June 30, 1997 the Company filed a Current Report on Form 8-K, dated May 20, 1997, reporting under Item 4.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.



                                                   REXEL, INC.



Date:  August 14, 1997                             By:/S/ ALLAN GONOPOLSKY
                                                      --------------------
                                                      Allan Gonopolsky
                                                      Vice President and
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
