Form 10-Q
period 1997-09-30
REXEL INC
filed 1997-11-14
CIK 107203

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 1997

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

         Indicate number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

             DATE                    CLASS                  SHARES OUTSTANDING
             ----                    -----                  ------------------

        NOVEMBER 3, 1997          COMMON STOCK                26,060,490
        ----------------          ------------                ----------


                                   REXEL, INC.

                                      INDEX
                                      -----

                                                                                              PAGE NUMBER
                                                                                              -----------

Part I  -   Financial Information

            Condensed Consolidated Balance Sheets (Unaudited)
               at September 30, 1997 and December 31, 1996...........................              1

            Condensed Consolidated Statements of Income
               (Unaudited) for the Nine and Three Months Ended September 30,
               1997 and 1996.........................................................              2

            Condensed Consolidated Statements of Cash Flows
               (Unaudited) for the Nine Months Ended September 30, 1997
               and 1996..............................................................              3

            Notes to Unaudited Condensed Consolidated
               Financial Statements..................................................              4

            Independent Accountants' Review Report...................................              7

            Management's Discussion and Analysis of Financial
               Condition and Results of Operations...................................           8-11

Part II  -  Other Information........................................................             12


                                        REXEL, INC.
                           CONDENSED CONSOLIDATED BALANCE SHEETS
                         (000's omitted, except for share amounts)


                                                                             SEPT. 30,    DEC. 31,
                                                                               1997         1996
                                                                            ----------   ---------
                                                                            (UNAUDITED)

ASSETS
Current Assets
           Cash                                                             $  24,190    $  14,396
           Accounts and Notes Receivable - Net                                197,650      156,450
           Inventories                                                        126,888      117,657
           Prepaid Expenses and Other Current Assets                            9,657       10,423
           Income taxes receivable                                              1,547            0
           Deferred Income Taxes                                                3,870        3,747
                                                                            ---------    ---------
                     Total Current Assets                                     363,802      302,673

Investments and Noncurrent Receivables                                            173          814
Fixed Assets - Net                                                             46,564       48,218
Other Assets                                                                    3,938        3,286
Goodwill - Net                                                                 91,023       73,947
                                                                            ---------    ---------
                                                                            $ 505,500    $ 428,938
                                                                            =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
           Short-Term Debt                                                  $  43,500    $  25,500
           Current Portion of Long-Term Debt                                    7,770        7,737
           Accounts Payable - Trade and Other Liabilities                     200,904      161,377
           Income Taxes Payable                                                     0        2,186
                                                                            ---------    ---------
                     Total Current Liabilities                                252,174      196,800

Long-Term Debt                                                                 21,986       29,582
Other Long-Term Liabilities                                                     3,458        3,476
Deferred Income Taxes                                                           2,774        2,973

Stockholders' Equity
           Preferred Stock (Authorized 2,000,000 Shares, None Issued)               0            0
           Common Stock (26,675,933 and 26,313,633 Shares Issued)              26,675       26,314
           Capital Surplus                                                     98,408       94,706
           Retained Earnings                                                  104,914       79,976
           Treasury Stock, at Cost (621,243 Shares)                            (4,889)      (4,889)
                                                                            ---------    ---------
                                                                              225,108      196,107
                                                                            ---------    ---------
                                                                            $ 505,500    $ 428,938
                                                                            =========    =========

                 See accompanying independent accountants' review report and notes to unaudited condensed consolidated financial statements.

                                        REXEL, INC.
                        CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       (000's omitted, except for per share amounts)

                                                        NINE MONTHS ENDED       THREE MONTHS ENDED
                                                          SEPTEMBER 30,            SEPTEMBER 30,
                                                       --------------------    ------------------
                                                        1997          1996      1997        1996
                                                       ------        ------    ------      ------
                                                         (UNAUDITED)               (UNAUDITED)

Net Sales                                             $1,028,577   $854,023   $361,743   $297,375
Cost Of Goods Sold                                       817,210    675,829    288,248    236,506
                                                      ----------   --------   --------   --------
   Gross Profit                                          211,367    178,194     73,495     60,869
Selling and Administrative Expenses                      163,814    138,251     56,544     46,757
                                                      ----------   --------   --------   --------
   Operating Profit                                       47,553     39,943     16,951     14,112
Interest Expense                                           4,690      3,679      1,549      1,136
Other Income - Net                                           506        259        253         17
Income From Operations Before Income Taxes                43,369     36,523     15,655     12,993
Provision For Income Taxes                                18,432     15,824      6,653      5,471
                                                      ----------   --------   --------   --------
Net Income                                            $   24,937   $ 20,699   $  9,002   $  7,522
                                                      ==========   ========   ========   ========

Net Income Per Common Share                           $      .95   $    .80   $    .34   $    .29
                                                      ==========   ========   ========   ========

Weighted Average Number of Common and Common
Equivalent Shares                                         26,194     25,986     26,280     25,958
                                                      ==========   ========   ========   ========



             See accompanying independent accountants' review report and notes to unaudited condensed consolidated financial statements.


                                   REXEL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000's omitted)

                                                                NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                             ---------------------
                                                               1997         1996
                                                             --------     --------
                                                                   (UNAUDITED)


Net Cash Provided By Operating Activities                     $ 28,953    $ 15,926
                                                              --------    --------

Cash Flows From Investing Activities:

       Capital Expenditures                                     (3,653)     (3,418)
       Cash paid for Acquisitions                              (25,146)     (5,218)
       Other Investing Activities                                1,169         123
                                                              --------    --------

         Net Cash Used In Investing Activities                 (27,630)     (8,513)
                                                              --------    --------

Cash Flows From Financing Activities:
       Net Borrowings under Line of Credit Arrangement          18,000       2,900
       Acquisition of Treasury Shares                                0         (18)
       Proceeds From Exercise of Stock Options                   2,650         187
       Other Debt Payments and Financing Activities            (12,179)     (8,641)
                                                              --------    --------

         Net Cash Provided By (Used In) Financing Activities     8,471      (5,572)
                                                              --------    --------

Net Increase In Cash                                             9,794       1,841
Cash at Beginning of Period                                     14,396      10,013
                                                              --------    --------
Cash at End of Period                                         $ 24,190    $ 11,854
                                                              ========    ========

Supplemental information of business acquired:
       Fair value of assets acquired, other than cash         $ 40,572    $ 10,290
       Liabilities assumed                                     (10,197)     (4,572)
       Liabilities issued to sellers                            (5,229)       (500)
                                                              --------    --------
       Cash paid for acquisitions                             $ 25,146    $  5,218
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

     On January 17, 1997, the Company acquired the assets of Southland Electrical Supply Company ("Southland"), a distributor of electrical parts and supplies with eight locations in Kentucky for a cash purchase price (including $0.2 million of acquisition costs) of approximately $20.1 million and a future obligation of $4.7 million.

     On April 29, 1997, the Company acquired the common stock of Chemco Electric Supply, Inc. ("Chemco"), a distributor of electrical parts and supplies with three distribution centers located in Tampa, Bartow and Pinellas Park, Florida for a total consideration (including $0.2 million of acquisition costs) of approximately $5.5 million consisting of cash of $5.0 million and a future obligation of $0.5 million. Concurrent with the Chemco acquisition, the Company paid approximately $2.1 million of Chemco bank debt and received approximately $1.1 million from the seller as payment for the selling shareholder's debt to Chemco and the purchase of a life insurance policy.

     Each of these acquisitions has been recorded as a purchase, and the excess of the total purchase price over the fair value of the net assets acquired ($3.0 million for UPS, $13.7 million for CCW, $14.6 million for Southland and $4.3 million for Chemco) is being amortized over 40 years. Results of operations of the companies are included in the Company's financial statements from the respective dates of acquisition. The following table summarizes the effect on consolidated sales and income of the Company for the nine months ended September 30, 1997 and 1996 and the three months ended September 30, 1996 on an unaudited pro forma basis, assuming the acquisitions had been consummated on January 1, 1996. These acquisitions are reflected in the Company's results of operations for the three months ended September 30, 1997.




                                        NINE MONTHS ENDED     THREE MONTHS ENDED
                                          SEPTEMBER 30,          SEPTEMBER 30,
                                      ---------------------   -----------------
                                       1997           1996           1996
                                      ------         ------         ------

     Net sales                        $1,035,228   $964,355       $332,856
                                      ==========   ========       ========

     Net income                       $   25,012   $ 21,897       $  7,940
                                       ==========   ========       ========
     Net income per share             $      .95   $    .84       $    .31
                                       ==========   ========       ========

     The pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been consummated on January 1, 1996 or are they necessarily indicative of future operating results.

     On October 20, 1997, the Company announced that, pursuant to a recently executed merger agreement, its majority stockholder, Rexel, S.A. of Paris, France, was launching a tender offer to purchase all of the outstanding stock of the Company not beneficially owned by Rexel, S.A. at a price of $22.50 per share in cash. The agreement was recommended by a special committee of the Company's Board of Directors and approved by the Company's directors. If the transactions contemplated by the merger agreement are completed, the Company's common stock will cease to be publicly traded and the Company will cease to be a reporting company under the Securities Exchange Act of 1934.

     On October 15, 1997, the Company completed its previously announced agreement to sell its Utility Products Division based in Forth Worth, Texas to Cummins Holdings, Inc. for cash of approximately $30 million. The Utility Products Division had sales of $36.3 million and $99.6 million, respectively, for the quarter and nine months ended September 30, 1997 and sales of $26.0 million and $72.1 million, respectively, for the quarter and nine months ended September 30, 1996.

     Previously, the Company announced that it had reached agreements to acquire, in separate transactions, Pacific Electrical Supply, Inc. based in San Leandro, California (which acquisition was completed on November 3,
     1997) and Taylor Electric Supply, Inc. based in Portland, Oregon (which acquisition is scheduled to be completed on November 14, 1997) for total consideration of approximately $40 million in cash.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Stockholders of Rexel, Inc.


We have reviewed the accompanying condensed consolidated balance sheet of Rexel, Inc. and subsidiaries (the "Company") as of September 30, 1997, and the related condensed consolidated statements of income and cash flows for the three-month and nine-month periods then ended. These financial statements are the responsibility of the Company's management. The financial statements of the Company for the three-month and nine-month periods ended September 30, 1996 were reviewed by other accountants whose report, dated October 16, 1996, stated that they were not aware of any material modifications that should be made to those financial statements for them to be in conformity with generally accepted accounting principles. The financial statements of the Company as of and for the year ended December 31, 1996 were audited by other auditors whose report, dated February 14, 1997, expressed an unqualified opinion on those statements.

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

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements as of and for the three-month and nine-month periods ended September 30, 1997 for them to be in conformity with generally accepted accounting principles.




/s/ DELOITTE & TOUCHE LLP




Miami, Florida
November 12, 1997

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

Earnings per share for the third quarter of 1997 increased to $.34 per share from $.29 per share in the third quarter of 1996 on a 19.7% increase in net income from $7.5 million to $9.0 million. Earnings per share for the nine months ended September 30, 1997 increased to $.95 per share from $.80 per share for the first nine months of 1996 on a 20.5% increase in net income from $20.7 million to $24.9 million.

Sales for the third quarter ended September 30, 1997 were up 21.6% (9.7% on same branch sales) to $361.7 million compared to third quarter 1996 sales of $297.4 million. For the nine months ended September 30, 1997, sales were up 20.4% (7.8% on same branch sales) to $1,028.6 million from $854.0 million for the first nine months of 1996.

The following table sets forth the percentage which certain income and expense items bear to net sales:

                                          THREE MONTHS ENDED   NINE MONTHS ENDED
                                             SEPTEMBER 30,        SEPTEMBER 30,
                                          ------------------   ----------------
                                            1997     1996        1997     1996
                                            ----     ----        ----     ----

Net Sales                                   100.0%  100.0%       100.0%  100.0%
                                            =====   =====        =====   =====
Gross Profit                                 20.3%   20.5%        20.5%   20.9%
Selling and Administrative
 Expenses                                    15.6    15.7         15.9    16.2
                                            -----   -----        -----   -----
Operating Profits                             4.7     4.8          4.6     4.7
Interest Expense                              0.4     0.4          0.5     0.4
Other Income                                   -       -           0.1       -
                                            -----   -----        -----    ----
Income Before Taxes                           4.3%    4.4%         4.2%    4.3%
                                            =====   =====        =====   =====

Sales for 1997 include $43.3 million and $115.5 million for the quarter and nine months ended September 30, 1997, respectively, for Utility Products Supply, Cable Connector Warehouse, Southland Electrical Supply and Chemco Electric Supply, acquired, respectively, on August 7, 1996, November 12, 1996, January 17, 1997 and April 29, 1997. These acquisitions accounted for 14.6% of the 21.6% sales increase for the quarter and 12.9% of the 20.4% sales increase for the nine months. The increase in same branch sales for both the quarter and nine months is primarily attributable to growth in commercial construction in the California, Arizona, North Texas and Florida markets. Backlogs in commercial construction operations remain strong while industrial operations backlogs are flat to slightly up. Excluding acquisitions, two branches were opened and none were closed during the third quarter of 1997. The Company opened one new branch and closed two branches in the prior two quarters of 1997.

For the third quarter of 1997, gross margins increased $12.6 million to $73.5 million, or 20.7% over the same period in 1996. For the nine months ended September 30, 1997, gross margin increased $33.2 million, or 18.6% over the same period in 1996. Acquisitions accounted for 12.6% of the increase for the quarter and 12.7% of the increase for the nine months. As a percentage of sales, gross profit was 20.3% in the third quarter of 1997 compared to 20.5% in the third quarter of 1996. For the nine months ended September 30, 1997, the percentage was 20.5% compared to 20.9% a year ago. The decline in gross profit percentage points can be analyzed as follows:

                                    THREE MONTHS ENDED        NINE MONTHS ENDED
                                    SEPTEMBER 30, 1997        SEPTEMBER 30, 1997
                                    ------------------        ------------------
           Sales Mix                     0.1%                        -  %
           Utility Markets              (0.3)                       (0.1)
           LIFO                         (0.1)                       (0.1)
           Trading Margins               0.1                        (0.2)
                                        -----                       -----
                                        (0.2)%                      (0.4)%
                                        =====                       =====

For the quarter ended September 30, 1997, stock sales (sales from inventory) represented a greater percentage of total sales than direct sales (sales shipped directly to the customer from the vendor). Stock sales have historically had a gross margin percentage roughly twice the gross margin percentage attributable to direct sales. Utility margins continue to be negatively impacted by the trend of utility companies to consolidate their purchasing, thereby reducing the number of their electrical suppliers and increasing their ability to demand lower pricing. LIFO reserves were increased by $0.3 million in the third quarter of 1997 for a total increase of $0.7 million for the nine months ended September 30, 1997 compared to a decrease of $0.2 million for both the quarter and nine months ended September 30, 1996 resulting from inflation in copper prices in 1997 compared to deflation in 1996. The year to date deterioration in trading margin is the result of competitive pressures and efforts to improve same store sales.

For the quarter ended September 30, 1997, selling and administrative expenses increased $9.8 million to $56.5 million or 20.9% compared to the same period of the prior year. For the nine months ended September 30, 1997, selling and administrative expenses increased $25.6 million to $163.8 million or 18.5% compared to the nine months ended September 30, 1996. As a percentage of sales, selling and administrative expenses were 15.6% and 15.9%, respectively, for the quarter and nine months ended September 30, 1997 as compared to 15.7% and 16.2%, respectively, for the quarter and nine months ended September 30, 1996. For the quarters ended March 31, 1997 and June 30, 1997, respectively, these expenses were 16.6% and 15.6% of sales.

Excluding acquisitions and new and closed branches, selling and administrative expenses in the third quarter of 1997 were up $3.8 million or 8.3% compared to the same period of the prior year. For the nine months, this increase was $8.4 million or 6.2%. As a percentage of gross profit, selling and administrative expenses were 76.9% and 77.5%, respectively, for the quarter and nine months ended September 30, 1997 compared to 76.8% and 77.6%, respectively, for the same periods of the prior year.

The increase in interest expense for the quarter and nine months reflects an increased level of debt related primarily to acquisitions.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Total assets at September 30, 1997 increased $76.6 million or 17.8% compared to year-end 1996, of which $41.3 million was attributable to 1997 acquisitions.

Cash increased $9.8 million to $24.2 million from $14.4 million at December 31, 1996. Cash provided by operating activities ($29.0 million), together with borrowings under the line of credit arrangement ($18.0 million) and funds from the exercise of stock options ($2.7 million) were used for acquisitions ($25.1 million), payment of debt ($12.2 million, including $2.1 million in connection with the Chemco acquisition) and capital expenditures ($3.7 million). The increase in cash provided by operating activities for the first nine months of 1997 compared to the same period of the prior year is driven by operations and a more favorable variance in operating assets.

Accounts and notes receivable, excluding acquisitions, increased by $30.6 million at September 30, 1997 compared to December 31, 1996. The number of days sales represented by total accounts receivable was 49 days at September 30, 1997 compared to 46 days at December 31, 1996. Inventory, excluding acquisitions, increased $2.1 million. Total inventory days improved to 67 days at September 30, 1997 from 74 days at December 31, 1996.

Excluding acquisitions, capital expenditures were $3.7 million in the first nine months of 1997 mainly for the upgrade of computer systems.

Total liabilities increased $47.6 million. Short-term debt increased $18.0 million, primarily as a result of acquisitions. Trade accounts payable and other liabilities, excluding acquisitions, increased $28.7 million. Total trade accounts payable days improved from 42 days at December 31, 1996 to 49 days at September 30, 1997. The reduction in long-term debt of $7.6 million includes the March 1997 installment of $7.1 million on the 9.78% Senior Notes.

Equity increased $29.0 million as a result of 1997 earnings of $24.9 million, proceeds from the exercise of non-qualified stock options of $2.7 million and a tax benefit of approximately $1.4 million associated with the exercise of the options.

The Company's debt to equity ratio (defined as the ratio of debt including capital lease obligations to total stockholders' equity) was 0.3 to 1 at both September 30, 1997 and December 31, 1996. The current ratio was 1.4 at September 30, 1997 compared to 1.5 at December 31, 1996.

On October 20, 1997, the Company announced that, pursuant to a recently executed merger agreement, its majority stockholder, Rexel, S.A. of Paris, France, was launching a tender offer to purchase all of the outstanding stock of the Company not beneficially owned by Rexel, S.A. at a price of $22.50 per share in cash. The agreement was recommended by a special committee of the Company's Board of Directors and approved by the Company's directors. If the transactions contemplated by the merger agreement are completed, the Company's common stock will cease to be publicly traded and the Company will cease to be a reporting company under the Securities Exchange Act of 1934.

On October 15, 1997, the Company completed its previously announced agreement to sell its Utility Products Division based in Forth Worth, Texas to Cummins Holdings, Inc. for cash of approximately $30 million. The Utility Products Division had sales of $36.3 million and $99.6 million, respectively, for the quarter and nine months ended September 30, 1997 and sales of $26.0 million and $72.1 million, respectively, for the quarter and nine months ended September 30, 1996.

Previously, the Company announced that it had reached agreements to acquire, in separate transactions, Pacific Electrical Supply, Inc. based in San Leandro, California (which acquisition was completed on November 3, 1997) and Taylor Electric Supply, Inc. based in Portland, Oregon (which acquisition is scheduled to be completed on November 14, 1997) for total consideration of approximately $40 million in cash.

The Company's working capital requirements are generally met by internally generated funds and short-term borrowings under the Company's credit agreement. Management believes that sufficient cash resources will be available to support its long-term growth strategies through internally generated funds, credit arrangements and the ability of the Company to obtain additional financing. However, no assurance can be given that financing will continue to be available on terms attractive to the Company.

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

                 27.1            Financial  Data  Schedule  (Filed   with  EDGAR
                                 filing only)


          (b)  REPORTS ON FORM 8-K
               -------------------

               During the quarter ended September 30, 1997 the Company did not file any Current Reports on Form 8-K.



                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.



                                             REXEL, INC.



Date:  November 14, 1997                     By:  /S/ ALLAN GONOPOLSKY
                                                  ------------------------------
                                                  Allan Gonopolsky
                                                  Vice President and
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